Form 10-Q
period 1996-09-30
TELLURIAN INC /NJ/
filed 1996-12-19
CIK 1018039

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-21645
--------------------------------


                                 Tellurian, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                             22-3451918
----------------------------------------------------           ---------------
(State or other jurisdiction(I.R.S. Employer of incorporation or organization)Identification No.)

15 Industrial Avenue
Upper Saddle River, New Jersey                                       07458
----------------------------------------                           -----------
(Address of principal executive offices)                           (Zip  Code)


Registrant's telephone number,
including area code:(201) 818-6767
                    --------------
                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ . No ___.

The number of shares issued of the Registrant's Common Stock, as of December 16, 1996 was 3,025,000 shares of Common Stock.

                                      INDEX




                                                                                                             Page
                                                                                                             Number
                                                                                                             ------


PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

Consolidated Balance Sheets.......................................................................................3
  September 30, 1996 (Unaudited) and
  December 31, 1995

Consolidated Statements of Operations.............................................................................4
  Three and Nine Months ended September 30,
  1996 and September 30, 1995 (Unaudited)

Consolidated Statements of Cash Flows.............................................................................5
  Nine Months Ended September 30, 1996 and
   September 30, 1995 (Unaudited)

Notes to Financial Statements (Unaudited).........................................................................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.....................................................................................10

PART II.          OTHER INFORMATION..............................................................................15


SIGNATURES.......................................................................................................16

EXHIBIT 27  .....................................................................................................17


                                 TELLURIAN, INC
                                 BALANCE SHEETS

                                                          September 30          December 31
               ASSETS                                        1996                  1995
                                                          (unaudited)              (a)
    CURRENT ASSETS:
     Cash                                                 $     6,276           $    39,130
     Restricted Cash                                            9,199                    --
     Accounts Receivable                                      134,362                 5,000
     Inventories                                              168,570                87,218
     Prepaid Expenses and Other Current Assets                  3,500                 7,811
                                                          -----------           -----------
     Total Current Assets                                     321,907               139,159
                                                          -----------           -----------
    Property and Equipment--at cost
     less accumulated depreciation                             40,502                32,711
                                                          -----------           -----------
    Other Assets
     Deferred Offering Costs                                  312,839                50,765
     Security Deposits                                          5,125                   925
                                                          -----------           -----------
    TOTAL ASSETS                                              680,373               223,560
                                                          ===========           ===========
          LIABILITIES
    Current Liabilities
     Accounts Payable                                         128,169                29,321
     Accrued Expenses                                         280,951               144,131
     Payroll Payable                                          313,186               212,302
     Payroll Taxes Payable                                     65,139               241,749
     Consulting Fees Payable                                  208,032               255,693
     Notes Payable--Related Parties                           554,076               670,921
     Interest Payable--Related Parties                        336,859               293,604
     Note Payable--Other                                           --                   500
     Security Deposits                                          1,563                    --
     Deferred Revenue                                         156,448               156,448
                                                          -----------           -----------
     Total Current Liabilities                              2,044,423             2,004,669
                                                          -----------           -----------
    Long-Term Debt                                            895,000               192,000
                                                          -----------           -----------
    Commitments and Contingencies                                  --                    --

         EQUITY
    Stockholders' Deficiency:
     Common Stock--$.01 par value
     Authorized--10,000,000 shares
     Issued and Outstanding--1,600,000 shares                  16,000                16,000
     Additional Paid in Capital                               135,265               107,265
     Accumulated Deficit                                   (2,410,315)           (2,096,374)
                                                          -----------           -----------
     Total Stockholders' Deficiency                        (2,259,050)           (1,973,109)
                                                          -----------           -----------
    TOTAL LIABILITIES AND EQUITY                              680,373               223,560
                                                          ===========           ===========

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statement at that date.

                                           TELLURIAN, INC

                                                   STATEMENTS OF OPERATIONS
                                                         (unaudited)

                                                  Nine Months Ended                     Three Months Ended
                                                    September 30,                          September 30,
                                            1996                 1995                 1996                 1995
REVENUES                                $  812,572           $  439,691             $  270,288           $  128,530

COST OF GOODS SOLD                      $  106,349           $  231,858             $   24,290           $   61,020
                                        ----------           ----------             ----------           ----------
GROSS PROFIT                            $  706,223           $  207,833             $  245,998           $   67,510

OPERATING EXPENSES:

 Research and Development               $  567,740           $  338,130             $  292,710           $  102,003
 Selling                                $   66,432           $   72,202             $   13,301           $    3,312
 General and Administrative             $  311,576           $  158,827             $  131,679           $   61,757
                                        ----------           ----------             ----------           ----------
                                        $  945,748           $  569,159             $  437,690           $  167,072
                                        ----------           ----------             ----------           ----------
LOSS FROM OPERATIONS:                   $ (239,525)          $ (361,326)            $ (191,692)          $  (99,562)
                                        ----------           ----------             ----------           ----------
OTHER INCOME AND EXPENSES:

 Other Income                           $   13,397           $      500             $    4,686           $       --
 Interest Expense                       $  (44,389)                                 $  (18,047)          $       --
 Interest Expense-Related Parties       $  (43,424)          $  (48,267)            $  (13,878)          $  (15,567)
                                        ----------           ----------             ----------           ----------
                                        $  (74,416)          $  (47,767)            $  (27,239)          $  (15,567)
                                        ----------           ----------             ----------           ----------
NET LOSS                                $ (313,941)          $ (409,093)            $ (218,931)          $ (115,129)
                                        ==========           ==========             ==========           ==========
NET LOSS PER COMMON SHARE               $    (0.20)          $    (0.29)            $    (0.15)          $    (0.07)
                                        ==========           ==========             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               1,600,000            1,400,000              1,450,000            1,600,000
                                        ==========           ==========             ==========           ==========
PRO FORMA INFORMATION:

 Net loss as presented                                       $ (409,093)                                 $ (115,129)
 Provision for Income tax benefits           Not                                        Not
 reflecting C corporation status         Applicable          $       --             Applicable           $       --
                                                             ----------                                  ----------
 Pro forma loss                                              $ (409,093)                                 $ (115,129)
                                                             ==========                                  ==========

                                TELLURIAN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                         $ (313,941)        $ (409,093)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                    78,111             38,999
     Changes in assets and liabilities
      Restricted Cash                                                 (9,199)                --
      Accounts Receivable                                           (129,362)           (14,750)
      Inventories                                                    (81,352)            13,584
      Prepaid expenses and other current assets                        4,311                 --
      Security Deposits                                               (4,200)              (925)
      Accounts Payable                                                98,848            (16,778)
      Accrued Expenses                                               136,820             17,227
      Payroll payable                                                100,884             47,801
      Payroll taxes payable                                         (176,610)            93,740
      Consulting fees payable                                        (47,661)            61,375
      Security Deposits                                                1,563                 --
      Interest payable--related parties                               43,255             47,217
      Deferred revenue                                                    --              6,000
                                                                  ----------        -----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                               (298,533)          (115,603)
                                                                  ----------        -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchases of property and equipment                                 (24,132)           (10,897)
                                                                  ----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                (24,132)           (10,897)

NET CASH FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                 100,000
 Proceeds from issuance of warrants in connection
  with private placement                                              28,000
 Proceeds from notes payable--related parties                         45,494             50,000
 Repayments of notes payable--related parties                       (160,000)            (6,866)
 Proceeds from notes payable--other                                       --
 Repayments of notes payable--other                                     (500)
 Proceeds from long-term debt                                        703,000
 Payments of deferred offering costs                                (326,183)            (9,734)
                                                                  ----------        -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                289,811            133,400
                                                                  ----------        -----------
NET CHANGE IN CASH                                                   (32,854)             6,900

CASH-- beginning                                                      39,130                 79
                                                                  ----------        -----------
CASH-- ending                                                          6,276              6,979
                                                                  ==========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest                                                   --              9,000
 Cash paid for income taxes                                               --                 --

                                                                 5

                                 TELLURIAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1--  BASIS OF PRESENTATION

The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1995, which were included in its Prospectus dated November 5, 1996. Such statements should be read in conjunction with the data herein.


NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

         Tellurian, Inc. (the "Company"), a South Carolina corporation, was incorporated on August 10, 1988 for the purpose of designing and manufacturing real time image generation equipment for training and simulation applications. The Company also provides consulting and parts/repair services related to computer image generator technology. These operations constitute a single business segment. The Company sell its image generators to two types of entities, those which are interested in training and simulation and those which specialize in entertainment devices and games. In January 1996, the Company formed a wholly-owned subsidiary in the State of Delaware and merged the Company into such corporation on July 2, 1996. Pursuant to the merger, the holders of all of the shares of common stock of the Company exchanged their 1,600,000 shares outstanding for 1,600,000 shares of the new corporation on a pro rata basis.

Interim Consolidated Financial Statements

         The consolidated balance sheet of the Company at September 30, 1996 and the consolidated statements of operations for the nine and three months ended September 30, 1996, and cash flows for the nine months ended September 30, 1996 and 1995 are unaudited but include all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

                                 TELLURIAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


Property and Equipment

         Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:
                  Machinery and equipment - 5 years
                  Furniture and fixtures  - 7 years

         Expenditures for repairs and maintenance are charged to expense as incurred.

Deferred Offering Costs

         Deferred offering costs incurred in connection with the Company's private placement agreement are being amortized over the respective terms of the promissory notes issued.
         Amortization expense amounted to $64,109 for the nine months ended September 30, 1996 and $-0 for the year ended December 31, 1995.

Research and Development

         Research and development costs are charged to expense in the period incurred. For the nine months ended September 30, 1996 and 1995 (unaudited) and for the years ended December 31, 1995 and 1994, research and development costs amounted to $567,740, $338,130, $423,770 and $297,864, respectively.

Income Taxes

         The Company previously had elected to be treated as an "S" corporation for federal and South Carolina purposes whereby net income or loss is recorded by the stockholders on their individual income tax returns. Effective July 2, 1996 the Companuy terminated its "S" election.

Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding during the period. The weighted average number of share outstanding has been adjusted to reflect the recapitalization in connection with the private placement as if it had occurred as of the beginning of the period for which loss per share is presented.

                                 TELLURIAN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)




NOTE 3-- RESTRICTED CASH

         Restricted cash represents funds held by the Company's attorney from the proceeds of the note issued on June 27, 1996 net of payments for deferred offering costs.



NOTE 4-- NOTES PAYABLE--RELATED PARTIES

         The Company has borrowed funds from officers and stockholders to finance its operations. The notes are due on demand (except as described below) and bear interest at the rate of 10% per annum.
         In October 1995, the Company agreed to repay a portion of its debt owed to a stockholder as follows:
                  1.  $100,000 upon completion of its private placement.
                  2. $121,000 from corporate receipts other than the private offering.

         As of September 30, 1996 (unaudited), the stockholder has been paid $160,000.

         At September 30, 1996, (unaudited), notes payable--related parties amounted to $554,076 and accrued interest payable amounted to $336,859.



NOTE 5-- PAYROLL TAXES PAYABLE

         The Company owed federal and New Jersey payroll taxes from the fourth quarter of 1993 through the fourth quarter of 1995. Interest and penalties have been accrued. In January 1996, the Company paid approximately $150,000 including interest and penalties to the Internal Revenue Service and the State of New Jersey and agreed to repay the balances owed from the proceeds of the proposed public offering (see Note 8). As of September 30, 1996, such penalties and interest continued to accrue.

         In January and March 1996, the Internal Revenue Service filed tax liens totalling $92,007 for unpaid payroll taxes for the quarters ended September 1994 through June 1995.

After completion of the Company's public offering (see Note 8), a portion of the proceeds was used to release these liens.

                                TELLURIAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)



NOTE 6-- ROYALTIES

         In connection with the acquisition of technology rights, the Company was obligated to pay royalties based upon revenues at the rate of 4% of image generator sales and 1% of other revenue, as defined. Such agreement stipulates that the royalties paid shall not exceed $1,500,000. Royalty expense amounted to $5,329, $21,530, $8,573 and $15,889 for the nine months ended September 30, 1996 and 1995 (unaudited) and for the years ended December 31, 1995 and 1994, respectively.
         In July and August 1996, the Company entered into agreements to terminate two-thirds of all future royalty payments as of the respective dates of the agreements. These agreements call for total payments of $150,000 as well as a payment of $10,529 for unpaid royalties as follows:

         1. $88,029 within ten business days from the closing of the Company's proposed public offering (see Note 8) but no later than March 31, 1997.

         2. $72,500 will be due and payable one year after the initial payments.

Due to the nature of these expenditures, the Company has elected to include the affect of these agreements in its Research and Development costs for the quarter ended September 30, 1996.

After completion of the Company's public offering (see Note 8), a portion of the proceeds was used to complete the Company's obligation for the payment of $88,029.


NOTE 7-- CUSTOMER DEPENDENCY

         The Company has been dependent upon a small base of customers for the generation of its revenue. During the nine months ended September 30, 1996 two customers accounted for 85% of the Company's revenue. During the year ended December 31, 1995, three customers accounted for 67% of the Company's revenue.

NOTE 8-- PUBLIC OFFERING

         The Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering its securities for sale to the public.
         Pursuant to the registration statement, the Company offered 1,400,000 shares of $.01 par value common stock for $7,000,000 and 1,850,000 five-year warrants (to purchase 1,850,000 shares of $.01 par value common stock at $6.00 per share) for $462,500. In addition, 450,000 shares have been sold by certain existing stockholders for $2,250,000. The Company had not received any proceeds from the sale of these shares as of September 30, 1996.
         On November 8, 1996 the Company completed its public offering and received net proceeds of $6,369,426 after deduction of various offering expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY AND
                                ITS SUBSIDIARIES

INTRODUCTION

         Tellurian, Inc. ("Tellurian" or the "Company") was founded in 1988 as a South Carolina corporation by Drs. Ronald and Richard Swallow, and Mr. Charles Powers to design, manufacture, and sell computer image generators for use in flight and other simulation training. Since 1992, the Company's principal product has been its second generation unit, the AT-200, a specialized computer, which is largely used in simulators for training aircraft and ship pilots.

         Since 1994, the Company has been designing and engineering its latest image generation product known as the "EAGLE", a specialized computer which is specifically designed for the virtual reality entertainment market. In July 1996, Tellurian delivered its first production units of the EAGLE pursuant to purchase orders. The Company intends to utilize a portion of the net proceeds from its recently completed offering to purchase production tooling necessary to produce the Eagle products in higher volume. The Eagle which is available in multiple resolution formats, is faster and less expensive to produce than the AT-200. It is also different from the AT-200 in that it is being tailored for entertainment use. Each unit is composed of proprietary hardware and software which when combined with motion and sound simulate a full-immersion experience. The "EAGLE" is intended for use at amusement/theme parks, video arcades, family fun centers, and other Location Based Entertainment Centers ("LBE'S").

         The Company expects that substantially all of its immediate future revenues will be dependent upon the sales of the EAGLE image generator and the development and introduction of its complementary products. The Company has invested significant resources in product research, development, and engineering activities, and has incurred significant losses while completing the EAGLE.

         In January 1996, Tellurian signed a Technology Transfer Agreement with Voyager pursuant to which Tellurian granted Voyager an irrevocable, exclusive, assignable, fully paid license (the "License") to be the exclusive supplier of the EAGLE Image Generator in various Asian and middle east countries. In consideration of the License and technology transfer, Voyager agreed to pay Tellurian $1,500,000, of which Tellurian has agreed that Voyager will pay $650,000 to two parties unrelated to Tellurian for their services in connection with such contract resulting in a net amount of $850,000 to Tellurian. As of September 30, 1996, Tellurian has recognized revenues totaling approximately $660,000 of the above referenced $850,000 from Voyager. Under the contract, Tellurian will be entitled to receive royalties of 2% of Voyager's net sales of the products and derivative products sold pursuant to the License.

Plan of Operation

         The Company plans to focus its efforts on the following three areas:
(I) increasing revenues through marketing efforts of its new EAGLE product; (ii) developing its virtual reality helmet and motion system and establishing a virtual reality showplace for demonstrations of Tellurian's products; and (iii) entering into joint ventures or revenue sharing agreements with third parties for the purpose of owning, operating and/or having an interest in one or more LBE's for the sale and/or use of its virtual reality game units.

         Marketing of the new EAGLE image generator will be accomplished by directing efforts towards three different customer groups: (I) the training and simulation market where Tellurian has been selling its AT-200 unit; (ii) pursuing the Virtual Reality ("VR") game developer market through trade show exhibits, advertisements and newsletters; and (iii) pursuing the inter-active thrill-ride market. The Company intends to expand its current customer list as several manufacturers move into this new type of themed adventure. Trade shows, marketing brochures, and personal contacts will be used to gain customers.

         To effectively market Tellurian's products, it is planning to have a complete virtual reality showplace ready for demonstrations in the second quarter of 1997. The Company's range of VR devices which includes modern fighter cockpits, dune buggies, spacecraft and full immersion helmet experiences will be displayed at the game room; but the centerpiece of the facility will be the six cockpit "Battle of the Bulge" simulation. The Showplace will consist of approximately 3,000 square feet in a retail zoned area of Orlando, Florida or another suitable resort destination. The units will act as a marketing tool for sales, and also as a very controlled environment for the introduction of new experiences. Although this facility is expected to be geared to testing and market response, it is anticipated to have a revenue stream.

         The Company is engaged and intends to continue to engage in ongoing research and development efforts to expand and enhance the technical capabilities, design features and range of uses of its products. The Company currently employs fifteen persons, nine of which are engineers. Due to the increasing competition and rapid technological change in the VR marketplace, the Company believes that it must continue to improve and refine its products. The Company has recently hired two additional full time engineers and intends to hire an additional two persons.

         Tellurian intends to utilize the Eagle technology to build its own complete game units and use these units to establish one or more LBE's to be owned solely by Tellurian or jointly with others. Depending upon the cash requirements of the LBE, Tellurian may finance the LBE utilizing a portion of the proceeds of its recently completed offering or Tellurian may enter into joint venture or revenue sharing agreements with third parties such as existing owners and operators of LBE's. In some cases, the Company may provide the equipment for the facility and assist in the designing, developing, construction and themeing of the LBE. The Company has no experience in owning, financing and operating LBE's and is likely to be dependent in such areas upon third parties to assist it or participate with it in establishing LBE's. The Company has no binding agreements with respect to any of these opportunities and there can be no assurances that Tellurian will be successful in establishing or entering into revenue sharing agreements for one or more LBE's and deriving operating profits from such operations.

         The Company has estimated the net proceeds from its recently completed offering together with revenues from operations will be sufficient to meet the Company's cash requirements for a period of between 12 and 15 months following the date hereof. However, there can be no assurance that unexpected future developments may result in the Company requiring additional financing and that if required, additional financing will be available to the Company.

Results of Operations

Nine Months Ended September 30, 1996 vs. September 30, 1995
-----------------------------------------------------------

         Tellurian's net sales for the three months ended September 30, 1996 were $270,228, an increase of $141,758 or approximately 110.3% over the comparable period of the prior year. Such increase was primarily derived from Tellurian's license agreement with Voyager. For the three months ended September 30, 1996, the Company's gross profit was $245,998 as compared to $67,510 for the comparable period of the prior year. Such increase in gross profit is primarily due to revenues received from Voyager. Revenues derived from the sale of image generators and ancillary software increased by $111,058 for the three months ended September 30, 1996 as compared to the comparable period of the prior year. Such increase was primarily due to the delivery of a large order to a maritime training and simulation facility.

         Tellurian's net sales for the nine months ended September 30, 1996 were $812,572, an increase of $372,881 or approximately 84.8% over the comparable period of the prior year. Such increase was primarily derived from Tellurian's license agreement with Voyager. For the nine months ended September 30, 1996, the Company's gross profit was $706,223 as compared to $207,833 for the comparable period of the prior year. Such increase in gross profit is primarily due to revenues received from Voyager. Revenues derived from the sale of image generators and ancillary software decreased by $149,762 for the nine months ended September 30, 1996 as compared to the comparable period of the prior year. Such decrease was due to the delay in completing the production of the Company's EAGLE. As a result of this delay, Tellurian filled purchase orders for EAGLE with delivery of the AT-200 at prices which are substantially lower than the normally quoted sales prices for its AT-200.

         Tellurian's research and development activities for the three and nine months ended September 30, 1996 were $292,710 and $567,740, respectively, representing an increase of $180,707 and $229,610, over the respective comparable periods of the prior year. The increases in research and development activities related to Tellurian's development of the "EAGLE," Tellurian's new image generator product specifically designed for the virtual reality entertainment market. Research and development activities include costs of the Company's product design, quality insurance, engineering support activities and microcode consulting. Also included in research and development are the costs of purchasing certain royalty rights for the "flat shaded" technology.

         Selling, general and administrative expenses for the three months ended September 30, 1996 were $144,980, an increase of $79,911 or approximately 122.8% from the comparable period of the prior year. Selling, general and administrative expenses for the nine months ended September 30, 1996 were $378,008, an increase of $146,979 from the comparable period of the prior year. The increases in selling, general and administrative expenses were substantially due to interest and penalties on unpaid payroll taxes, rent, employee medical plan and amortization of discount on certain notes.

         Selling, general and administrative expenses expressed as a percentage of sales was approximately 53.6% for the three months ended September 30, 1996, a decrease of approximately 3.0% from the comparable period of the prior year. Selling, general and administrative expenses expressed as a percentage of sales was approximately 46.5% for the nine months ended September 30, 1996, a decrease of approximately 6.0% from the comparable period of the prior year. These decreases were due to the sharp increase in sales derived from Voyager.

         For the three months ended September 30, 1996, interest expense was $31,915 as compared to $15,567 for the comparable period of the prior year. For the nine months ended September 30, 1996, interest expense was $87,813 as compared to $48,267 for the comparable period of the prior year. These increases were due to Tellurian's long-term indebtedness of $895,000, $192,000 of which was issued on December 27, 1995, $528,000 was issued on January 22, 1996 and $175,000 issued on June 27, 1996.

         Tellurian's net loss for the three months ended September 30, 1996 was $218,931 as compared to $115,129 for the comparable period of the prior year. Tellurian's net loss for the nine months ended September 30, 1996 was $313,941 as compared to $409,093 for the comparable period of the prior year. The decreases in the net loss were primarily due to increases in revenues derived from Voyager.

Liquidity and Capital Resources

         From inception through March, 1995, cash flow from financing activities principally came from Charles Powers, a founder of the Company, who was then a principal stockholder of the Company prior to his transfer of his stockholdings in October 1995 to a family member, and to a lesser extent, from monies borrowed from officers, directors and their family members. In March 1995, the Company sold 600,000 shares of Common Stock at a purchase price of $100,000. Between December 1995 and January 1996 the

Company raised $750,000 in gross proceeds from the sale of promissory notes in the principal amount of $720,000 and 3,000,000 warrants which are automatically convertible into 3,000,000 warrants identical to those sold in Tellurian's public offering. In June 1996 the Company received gross proceeds of $175,000 from the sale of its promissory notes in the principal amount of $175,000, $25,000 of which automatically converted into 25,000 shares of the Company's Common Stock upon the completion of its public offering in November 1996.

         In November 1996, the Company sold 1,400,000 shares of its Common Stock at an offering price of $5.00 per share and 2,127,500 Common Stock Purchase Warrants at an offering price of $.25 per share. The Warrants are exercisable over a period of five years expiring November 8, 2001 at an exercise price of $6.00 per share. The Company received net proceeds of approximately $6,300,000 from the offering. The Company believes that the proceeds of such offering combined with cash from operations will be sufficient to meet its cash and liquidity needs over the next twelve to fifteen months.

         During the nine months ended September 30, 1996 and 1995, net cash of $298,533 and $115,603, respectively, was used in operating activities. During the nine months ended September 30, 1996 and 1995, net cash of $24,132 and $10,897, respectively, was used in investing activities to purchase property and equipment. During the nine months ended September 30, 1996 and 1995, net cash was provided by financing activities totaling $289,811 and $133,400, respectively. During the nine months ended September 30, 1996, the Company received $703,000 in proceeds from long-term debt and $45,494 in proceeds from notes to related parties and retired $160,000 in notes payable to related parties. During the nine months ended September 30, 1995, the Company received proceeds from the sale of its Common Stock of $90,266.

                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings:                 None
           ------------------
Item 2.    Changes in Securities:             None
           ----------------------
Item 3.    Defaults Upon Senior Securities:            None
           --------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders:
           ----------------------------------------------------
           None

Item 5.    Other Information:                 None
           ------------------
Item 6.    Exhibits and Reports on Form 8-K:
           ---------------------------------
           (a)  Exhibits
                11 -  Earnings per Share (See note 2.)
                27 -  Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                TELLURIAN, INC.

                                                --------------------
                                                     (Registrant)




Dated: December 18, 1996                      /s/Stuart French
                                              --------------------------------
                                              Stuart French, President, Chief
                                              Financial and Accounting Officer
                                              Executive, Financial and
                                              Accounting Officer