Form 10-K
period 1996-12-31
TELLURIAN INC /NJ/
filed 1997-04-15
CIK 1018039

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

Commission File Number: 0-21645
-------------------------------

                                 TELLURIAN, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         22-3451918
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                           (Identification No.)
300K Route 17 South
Mahwah, New Jersey                                             07430
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
including area code:                                       (201) 529-0939
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes __x__. No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     As of March 31, 1997 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 2,140,000 Common Stock, $.01 par value, was approximately $12,840,000 based on the last sale price of $6.00 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of March 31, 1997 was 3,025,000.

                                     PART I.

Item 1.  Description of Business

General

         Tellurian, Inc. ("Tellurian" or the "Company"), a Delaware corporation, is engaged in the design, development and marketing of virtual reality products which include image generators, related software and helmets. The term virtual reality refers to artificial environments of sight, sound and motion created with the use of specialized computers and audio-visual equipment. The Company provides consulting services via developing customized software and databases for customers who purchase its image generators and need such services for specific application requirements.

         Since 1988, the Company has been designing, building and selling a line of specialized computers and ancillary software which are used to generate visual images in realtime for use in flight trainers and other simulation equipment. From 1992 through 1996, the Company's principal product was its AT-200 image generator which was sold to customers who manufacture training and simulation equipment such as Hughes/Link Corporation, Aviation Simulation Technology, Inc., and Ship Analytics, Inc. In 1994, the Company began adapting its AT-200 Image Generator and has been selling this product and ancillary software for use in virtual reality entertainment devices to companies such as Fightertown Entertainment Centers, Ride & Show Engineering Corp., and MaxFlight Corp.

         In 1994, the Company began designing and engineering a new image generation product known as the "EAGLE", a specialized computer which is specifically designed for the virtual reality entertainment market. In July 1996, Tellurian delivered its first units of the EAGLE pursuant to purchase orders. The Eagle, available in multiple resolution formats, is faster and less expensive to produce than the Company's previous products, the AT-100 and AT-200. It is also different from such previous products in that it is being tailored for entertainment use. Each unit is composed of proprietary hardware and software which when combined with motion and sound simulate a full-immersion experience. The "EAGLE" is intended for use at amusement/theme parks, video arcades, and Location Based Entertainment Centers ("LBE")and Tourist Entertainment Centers ("TEC").

         Utilizing the "EAGLE" technology, Tellurian is currently designing helmets to complement the Eagle for the entertainment market. This new product is expected to be marketed and sold on two levels. The primary area of marketing will be for Tellurian to build its own complete game units and use these units to establish one or more joint ventures (typically a TEC), or revenue share agreements with owners and operators of either LBE's or TCE's. The second level will be as a component for other virtual reality game manufacturers.

         In January 1996, Tellurian signed a Technology Transfer Agreement with Voyager Graphics, Inc. ("Voyager") pursuant to which Tellurian granted Voyager an irrevocable, exclusive, assignable, fully paid license (the "License") to be the exclusive supplier of the EAGLE Image Generator in various Asian and Mid-East countries. In consideration of the License and technology transfer, Voyager agreed to pay Tellurian $1,500,000. Of such amount, Tellurian has agreed that Voyager will pay $650,000 to two parties unrelated to Tellurian for these services in connection with such contract, resulting in a net amount of $850,000 to Tellurian before payments of certain royalties. Management is concerned about Voyager's ability to meet its financial obligations under this program, since Voyager is currently more than three months late on a scheduled payment. Please see the Management Discussion and Analysis section of this filing for further information on this matter.

Recent Developments

         Since the completion of Company's initial public offering in November of 1996 it has actively pursued the creation of an LBE or a TEC that will be designed to showcase the Tellurian technology. During the first quarter of 1997, the Company began legal procedures to incorporate two subsidiaries, Cyberport International, Inc., a Delaware corporation, and Cyberport Niagara Inc., an Ontario, Canada company, each with a minority shareholder.

         The Niagara subsidiary is 87.5% owned by Tellurian and 12.5% owned by an unrelated party. It will develop and operate a Tourist Entertainment Center in Niagara Falls, Ontario, Canada (hereinafter referred to as "Cyberport"). This center will operate from a 40,000 sq. ft. building which the Niagara subsidiary leased during April 1997 in what is commonly referred to as the "Casino District" (also known as "Clifton Hill") of Niagara Falls. Cyberport, which is a TEC differs from the more common LBE in that the market of a TEC is intended to be the family vacationer rather than the local, repeat customer. The Company's plans and objectives for this subsidiary are discussed at greater length in "Item 6."

         The other newly planned subsidiary, Cyberport International, Inc., will be 97% owned by the Company with the remaining 3% owned by the same unrelated party as Cyperport Niagara, Inc. Cyberport International, Inc. will be the owner of the intellectual properties and intangible assets that, in the opinion of management, make the Cyberport TEC a concept capable of being franchised. Cyberport International intends to promote this concept to potential franchisees with the expectation of collecting franchise fees and royalties from franchise operators.

Background

         The Company's AT-100 and AT-200 image generators were, in part, based upon developments by Ronald Swallow hereinafter referred to as the "Quantum flat-shaded technology" while he was a principal in Quantum Graphics Corporation ("Quantum"), a corporation which he had founded in 1987 and which became 80% owned by him, Richard Swallow and Charles Powers. The development activities of Quantum became adversely affected because of its inability to obtain adequate funding and disagreements among its shareholders, and it filed for protection under the Bankruptcy Act in 1988. During the course of bankruptcy proceedings, an adversarial proceeding was commenced by the trustee in bankruptcy concerning the ownership of the Quantum flat-shaded technology. As a result of such adversarial proceeding, an agreement was entered into on November 5, 1991 between the trustee of Quantum, TTY Graphics, Inc. ("TTY"), and Greg Gustin ("Gustin"), hereinafter referred to as the "Purchase Agreement", the latter two having been investors or principals in a predecessor of Quantum prior to its formation. The agreement acknowledged that Quantum, TTY and Gustin each owned an undivided one-third interest in the Quantum flat-shaded technology and provided for the sale of the interests owned by Quantum and Gustin to TTY for a cash consideration of $150,000 and royalties to be paid by TTY or Tellurian equal to two-thirds of four percent of revenues derived from the licensing of, or sales of products incorporating, the Quantum flat-shaded technology and one percent of revenues derived from the licensing of, or sales of products incorporating, computer graphics technology other than the Quantum flat-shaded technology. Payment of the royalties was secured by a security agreement granting the bankruptcy trustee of Quantum and Gustin a lien on the Quantum flat-shaded technology and all revenues, products, accounts receivable and contract rights arising from or related to the technology, and providing that TTY could not, except for non-exclusive licenses sell, contract to sell, encumber or otherwise dispose of the Quantum flat-shaded technology without the prior written consent of the trustee of Quantum. Except for the above mentioned payment of royalties of one percent, the foregoing provisions were not applicable to the EAGLE, which is not based upon the technology of the AT-100 and AT-200.

TTY assigned the Purchase Agreement to Tellurian in exchange for the forgiveness of certain financing provided by Tellurian to TTY and a royalty of one-third of four percent of all sales of Quantum flat-shaded technology up to a maximum of $500,000. In August 1996, TTY agreed to cancel its right to receive future royalties in exchange for Tellurian agreeing to pay accrued and unpaid royalties to it of $10,529.50 and an additional $70,000. Of such $80,529.50, $45,529.50 was paid in November, and the balance is due in November of 1997. Similarly, in August 1996, Gustin agreed to cancel his rights to receive future royalties under the Purchase Agreement in exchange for Tellurian agreeing to pay him accrued and unpaid royalties fixed at $5,000 and an additional $75,000. Such $80,000 has been paid.

Virtual Reality

         Virtual Reality is an artificial environment of sight, sound and motion created with the use of computers. The earliest example of a rudimentary virtual reality device is the Link Trainer, which was used to train pilots for instrument flying. With the availability of modern computers, simulators have undergone rapid development, particularly in the presentation of visual scenes and sound effects. Present day simulators provide not only motion, but also visual pictures and sound effects, which are altered as the controls are manipulated. Simulators are used in training ship pilots and air traffic controllers.

         The hallmark of virtual reality entertainment is its ability to immerse the user in a fantasy experience. The four dimensions to present day VR are sight, sound, motion, and interactivity with other players. Tellurian's "ICE Falcon" is a prime example of virtual reality entertainment. The unit consists of a fiberglass cockpit similar to that of an F-16 fighter aircraft, and it is outfitted with a control stick, throttle, and all the gauges one would expect to find in the actual jet. Once seated, the player views what appears to be the outside world via three 27" video monitors. Game play begins when the player taxis down the runway and takes off. Using only the visual display, the player is able to see a view of the world which the computer is constantly creating and changing in response to the manipulation of the controls by the player. This continual interaction between player and computer maintains the virtual reality of the F-16's pitch and direction and allows the player to choose his own adventure. If the player heads off in the direction of the enemy's airport, for example, the computer will create and control a visual image of an attacking aircraft for the player to destroy. If the player moves in a direction away from an enemy airport, the player is free to practice his flying skills without being confronted by an enemy aircraft.

Products

         Tellurian has been designing, building and selling low cost, high speed image generators since 1988. The first generator, known as the AT-100 was used exclusively for flight training applications. Since 1992, the Company has been selling the AT-200 image generator which is a second generation unit and is largely used in simulators for training aircraft pilots and ship captains. The AT-200 is currently installed on Flight Trainer Devices ("FTD") simulators, ships handling training devices, and air traffic control simulators. The AT-200 provides realtime image generation with high resolution, multi-channel operation and full color using proprietary hardware and software. As of December 31, 1996, the Company has built and sold over 250 AT-200 systems.

         The Company currently sells its AT-200 unit and ancillary software (including performing repairs and maintenance and providing related consulting services) to two types of customers: those engaged in the production of training devices, and those who specialize in entertainment devices. The first category of customers includes such companies as Hughes/Link Corporation, Ship Analytics Corp., and Grumman Aerospace Corporation (currently known as Northrop/Grumman Aerospace Corporation). During the years ended December 31, 1996 and 1995, revenues from this category amounted to 5.5% and 31%, respectively, of the Company's total revenues for each applicable period. The latter group includes MaxFlight Corp., Ride & Show Engineering, and the Fightertown Entertainment Centers. During the years ended December 31, 1996 and 1995, revenues from this group amounted to 0% and 69%, respectively, of the Company's total revenues for each applicable period.

         Tellurian's most recently developed image generation product is the "EAGLE," a system specifically designed for the VR entertainment market. The EAGLE, which is available in multiple resolution formats, is faster and less expensive to produce than the AT-200. Each unit is composed of proprietary hardware and software which combined with motion and sound to simulate a full-immersion experience. The EAGLE is intended for use at amusement/ theme parks, video arcades, TEC's and LBE's. In July 1996, the Company commenced delivery of its first production units pursuant to purchase orders.

         Using the EAGLE, the Company is currently developing a class of games in which a portion of the TEC is themed to a particular time and place. For example, the Company's "Battle of the Bulge" adventure will be based on the legendary P-51 Mustang fighter plane of WW II. The following describes this experience; however, the Company has already been contacted to design other adventures themed around NASCAR racing, ancient civilizations and undersea exploration.

         The Battle of the Bulge VR experience will be a theme area within a LBE or a TCE. Although the size of the area will be flexible, a minimum of 60' x 40' is recommended in order to gain the full impact of the experience. The entertainment area will include a Flight Shop where the guests register for the P-51 experience and can purchase items such as T-shirts, hats, jackets, models, dog tags, and coffee mugs bearing the P-51 logo. This area is intended to resemble a WW-II Officers Club with rustic wood tables and counters, and planked wood floors. The ceiling may be corrugated metal which has been curved to meet the area of Flight Shop and Briefing Room. Walls can be adorned with maps, squadron insignias, and pin-up girls with period music (such as Glen Miller) playing.

         Behind the Flight Shop will be a small "Briefing Area," consisting of wooden benches, a VCR-monitor, and chalk board. The purpose of this area will be to prepare guests their experience. In addition to receiving instructions on how to best use the P-51, each guest will be greeted by the "Flight Leader" (a uniformed employee). Basic introduction to the experience will be handled via video tape. The Flight Leader will be there to answer questions. The floor of the Briefing Area will contain planked wood and the walls will have military aeronautical maps, detailed maps of certain target areas, and silhouettes of various aircraft (both friendly and foe). A rough wooden door will be the exit into the "Hanger Area." Around the door can be sand bags, various warning signs, and a small chalk board with weather conditions over the target area. Sound in this room may be of muffled "mic chatter," engines starting, and the occasional signal siren. Since each flight experience will last between four and eight minutes, the amount of time a guest spends in the "Briefing Area" will be limited. The size of the "Briefing Area" will be determined by the number of VR units in the "Hanger Area." When the "Hanger Area" is ready for the guests, a bare red light bulb will flash above the exit door.

         The "Squadron Leader" will meet the guests as they enter the "Hanger Area," and escort them to their P-51 aircraft. Each P-51 will be a scale model of the actual Mustang cockpit. The aircraft will be made of fiberglass and painted with authentic markings. Each aircraft will have up to two seats (the pilot's cockpit and a back seat "observer"). The interior of the P-51 will be equipped with simulated instruments, control stick and throttle. Each cockpit can be mounted on a two axis platform which provides both guests with motion cues if desired. The experience will be generally the same: the guests are to meet and escort B-17 bombers on a raid over enemy territory. Notwithstanding the recommended installation size and content described above, the Company believes that there is a large and growing market for the P-51 game product even in single, free-standing units.

         The Company expects to place 16 stations of P-51 flight simulators at the Cyberport facility. It is believed that the installation of this equipment in Niagara Falls, Ontario, Canada will incorporate many of the ancillary features described above. Because of the importance of the Tellurian experience in the overall presentation of the Cyberport program, it is currently planned to dedicate approximately 8,000 square feet of the Cyberport facility to Tellurian's products.

Backlog

         At December 31, 1996 the Company had a backlog of 32 Eagle units with a sales value of $160,896. The backlog at the end of 1996 is entirely under the Fightertown purchase order which dates back before January 1, 1996 and under which Fightertown did not accept deliveries in 1996. At December 31, 1995, the Company had a backlog of 32 Eagle units at a sales value of $160,896.

Other Products and Services

         Helmets. There are various manufacturers which produce helmets for virtual reality experiences. Tellurian believes that it is advantageous to utilize the unique technologies of the "Eagle" in developing its own line of proprietary products.

         The company has begun a development project to design and build a helmet mounted visual system to take maximum advantage of the EAGLE image generator. This device is expected to replace the cumbersome 27" and 35" monitors now being used on Tellurian's game units. When combined with the EAGLE, the helmet's special optics and ear phones will give the player stereo viewing, in full color, and surround sound. Management believes that the first working prototype of its custom designed helmet will be available for evaluation during the second quarter of 1997.

         Consulting Services. When a customer purchases the Company's image generator, the Company provides the customer with a standard variety of databases and software. However, from time to time a customer's application may demand a unique database and software for specific application requirements. Upon a customer's request, the Company will build a customized database and software under a separate consulting agreement.

Other Marketing Strategies

         Tellurian's core product line is the computer image generator. These units are special purpose computers designed and built by the Company to render images in a variety of display devices, such as helmets, projection screens and TV monitors. The market for these products is in both the training/ simulation sector and the entertainment sector. Location based entertainment operations which currently utilize the Company's devices are Six Flags (Great Adventure - Jackson, NJ, Magic Mountain - Los Angeles, CA) and Fightertown - Lake Forest, CA. Entering the entertainment market is believed to be a natural progression of the technology and products which the Company has been developing.

         The Company's marketing efforts prior to completion of the 1996 public offering had been concentrated on selling image generating systems to manufacturers of trainers and simulators. The sales and marketing efforts were conducted by officers of the Company. During 1995, three customers, namely, Ride & Show Engineering Corp. (a vendor to Six Flags), Virtual Images and Voyager Graphics accounted for 32%, 21% and 11%, respectively, of the Company's revenues. During 1996, two principal customers, namely, Voyager and Ship Analytics Corp. accounted for 76% and 16%, respectively, of the Company's revenues.

         Due to the specialized nature of sales, significant training is required before newly hired salespersons are likely to be effective. While the Company has added an experienced sales person in the Midwest, the Company intends to continue its primary sales efforts through the officers based in its New Jersey facility. Traditional trade magazine advertising will be done on a regional scale, while trade show participation will be done on a national level.

         The goal of the Company is to use its products in TCE's, LBE's video arcades, and theme parks. The second market for the Company's products consists of companies which develop virtual reality games. In addition, the Company has received numerous inquiries into the creation of mobile entertainment facilities which would allow their operators to move the games to the site of fairs, sporting events or association meetings. These venues will be pursued as resources permit, but the Company does not consider these avenues to be its primary market direction.

 Licensing of Tellurian Technology

         Pursuant to an agreement dated as of January 1, 1996 by and between Tellurian and Voyager Graphics, Inc., a Republic of China corporation, ("Voyager") Tellurian granted Voyager an irrevocable, exclusive, assignable fully paid license (the "License") to be the exclusive supplier of the EAGLE image generator (the "Product") within a restricted group of countries (the "Licensed Territory") and to sell the Products worldwide. The Licensed Territory consists of Afghanistan, Australia, Bahrain, Bangladesh, Bhutan, Burma, China (including Taiwan, Hong Kong and Mainland China), Cyprus, India, Indonesia, Iran, Iraq, Japan, Jordan, Kampuchea (Cambodia), Korea (North), Korea (South), Kuwait, Laos, Lebanon, Malaysia, Maldives, Marshall, Mongolia, Nepal, New Zealand, Oman, Pakistan, Philippines, Qatar, Saudi Arabia, Singapore, Sri Lanka (Ceylon), Syria, Thailand, Turkey, United Arab Emirates, Vietnam, Yemen (Aden and Sana). The License includes all the know-how, patent rights and copyright matter, if any (hereinafter the know how, copyrights and patent rights are collectively referred to as the "Intellectual Property"), and the right to grant sub-licenses to third parties without the consent of Tellurian. Tellurian retains the right to grant licenses of the Intellectual Property to third parties outside of the Licensed Territory and to sell the Products and/or any derivative products (i.e. computer image generators that are manufactured based on and by utilizing partly the Intellectual Property of Tellurian, hereinafter referred to as the "Derivative Products") outside the Licensed Territory. As part of the License

Agreement, Tellurian was responsible to provide a classroom training and production training program of a total of twelve weeks for up to twelve engineers at Tellurian's facilities in Upper Saddle River, New Jersey, to provide each Voyager engineer with a sound working knowledge of every aspect of the computer image generator known as EAGLE and to build ten working units during the program.

           In consideration of the License and technology transfer, Voyager agreed to pay Tellurian $1,500,000, of which Tellurian has agreed that Voyager will pay $650,000 to two parties unrelated to Tellurian for their services in connection with such contract resulting in a net amount of $850,000 to Tellurian. As of September 30, 1996, Tellurian has recognized revenues totaling approximately $660,000 of the above referenced $850,000 from Voyager. In addition, Voyager purchased certain hardware items valued at approximately $60,000 in order to allow them to test their applications. Therefore, the total net amount due Tellurian under this contract is approximately $910,000. As of December 31, 1996, Tellurian received payments totaling $550,000 of $910,000.

Manufacturing

         The Company designs and manufactures its products according to its proprietary designs and engineering. The Company uses vendors to produce the circuit boards used in its products. The Company also purchases integrated circuits (IC) from a variety of sources and is not dependent upon any one supplier with the exception of its central processing unit (CPU) for the EAGLE. The Company purchases its CPU from Analog Devices Corp. and does not anticipate any supply problems in either the short or long term. Once all the components are assembled at the Company, the products are forwarded to another vendor for soldering. After soldering, the completed boards are returned to the Company for final integration into units ready for shipment.

Agreement with Fightertown

         In March 1994, Tellurian received a purchase order from Fightertown for 40 EAGLES at a price of $4,888 each. As of December 31, 1996, Tellurian has delivered eight EAGLES to Fightertown and has a backlog of 32 EAGLES. Tellurian has agreed with respect to future orders of EAGLE from Fightertown to deliver EAGLES at a maximum price of $7,500 per EAGLE ($10,000 per EAGLE where certain improvements to the EAGLE are made) and that Fightertown will receive the best pricing offered to any Tellurian customers regardless of volume. Further, Tellurian has agreed to give Fightertown a right of first refusal to participate with Tellurian in any LBE site or product in which Tellurian wishes to utilize conventional fighter jet simulation and to not copy Fightertown's method of operating LBE's.

Research and Development

         The Company is engaged and intends to continue to engage in ongoing research and product development efforts to expand and enhance the technical capabilities, design features and range of uses of its products. The Company currently employs seven engineers who are involved in research and product development. Due to the increasing competition and rapid technological change in the VR marketplace, the Company believes that it must continue to improve and refine its products.

Competition

         The market for the Company's revenue producing activities is highly competitive and rapidly changing, and the Company expects competition to continue to be intense in the foreseeable future. There are two major categories of competitors for the Company's products. The first are the "high end" (costly) real time image generators from companies such as Silicon Graphics, Inc., Evans & Sutherland, Inc. and Lockheed Martin Corp. These real-time image generators are generally used for military training and simulation applications; as engineering and graphics work stations; and as animation design tools. These costly systems provide photo realistic images by creating objects from polygons and laminating each surface with a texture pattern whereas the Company's products produce a non-textured polygon image. Although these competitive systems provide very desirable images, the Company's products are substantially less expensive than those of such competitors. The second type of competitors are the manufacturers of "low end" (less costly) video arcade devices. These electronic devices have no computers and are limited as to the quality and complexity of the images they produce. Management believes that both categories of competitors will continue to improve their products in either price or performance as developments permit. The Company believes that its products provide a balanced approach the proper mix of image quality with price. Many of the Company's current and prospective competitors have (or will likely have) significantly greater financial, technical, manufacturing and marketing resources and experience, and a larger installed base, than the Company.

         The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, distribution and customer support. Although the Company believes that it offers products with price and performance characteristics competitive with other manufacturers' products, there is no assurance that products can be developed, produced or marketed successfully in the future. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations. Performance in these areas will, in turn, depend on the Company's ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented computer hardware developers and managers. There is no assurance that the Company will be able to compete successfully in its chosen markets.

         The Company also intends to establish one or more additional TCE's and/or LBE's. The Company anticipates significant competition in attempting to gain entry to this market. While the Company knows of no single dominant company in this marketplace, it is aware that many companies are currently planning, developing and/or operating similar businesses. Most of these companies have better financial resources than the Company and have more experience in developing these facilities. No assurances can be given that the Company will be able to compete successfully in this market.

Lack of Patent Protection

         The Company does not currently hold any patents and the technology embodied in the Company's current product line cannot be patented. The Company relies on confidentiality agreements with its key employees to the extent it deems such to be necessary.

Employees

         Currently, the Company has eighteen full-time employees, including three executive employees, eight technical and production persons and seven engineers. The Company believes that its relations with its employees is good. None of the Company's employees is represented by a union.

Item 2.  Description of Property.

         In January, 1997, the Company entered into a 10 year lease expiring January, 2007 for approximately 10,000 square feet of space at 300K Route 17 South, Mahwah, NJ 07430. Pursuant to the lease, the Company pays a monthly base rent of $6,250. The Company believes that suitable additional facilities can be found on terms satisfactory to the Company.

         The Company is presently evaluating opportunities to sublet the premises it previously occupied at 15 Industrial Avenue in Upper Saddle River, New Jersey. Approximately two-thirds of the space is currently sublet. Based on the projected volume of P-51's needed for the Cyberport Niagara project, management may choose to retain the remaining space at Industrial Avenue for warehouse use.

Item 3.  Legal Proceedings

         There are no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.  Market Information

         The Company's Common Stock and Common Stock Purchase Warrants are each quoted as a Small Cap issue on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbols "TLRN" and "TLRNW." As of March 31, 1997 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Warrants in the over-the-counter market were $6.00 and $1.625, respectively.

         The following table reflects the high and low sales prices for the Company's Common Stock and Warrants for the periods indicated as reported by the National Association of Securities Dealers, Inc. ("NASD") from its NASDAQ system:

                                                                          Common Stock
                                               Common Stock            Purchase Warrants
                                               ------------            -----------------

                                            High               Low              High              Low
                                            ----               ---              ----              ---
1996
----
Nov. 5, 1996
(first day of trading)
through
December 31, 1996                           7 1/2              5 3/4            4 1/4             2 1/2

The over-the-counter market quotations reported above reflects inter-dealer prices, without retail markup, markdown or commission.

Management has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number of record holders of the Company's Common Stock, as of March 7, 1997, the record date, was approximately 33. However, the Company has been advised by J.W. Barclay & Co., Inc., the Underwriter of its initial public offering, that it has in excess of 700 persons who beneficially own the Company's Common Stock as of the above referenced date. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.


Item 6. Managements Discussion and Analysis of Financial or Plan of Operation.

Plan of Operation

           The Company plans to focus its efforts on the following four areas:

          I) increasing revenues through marketing efforts of its new EAGLE product;
          II)  developing its virtual reality helmet and motion system;
          III) establishing a virtual reality showplace for demonstrations of Tellurian's products; and
          IV) Establishing TEC's and/or entering into joint ventures or revenue sharing agreements with third parties for the purpose of owning, operating and/or having an interest in one or more LBE's or TCE's for the sale and/or use of its virtual reality game units.

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

Entertainment Centers

         Tellurian intends to utilize the Eagle technology to build its own complete game units and use these units to establish one or more entertainment centers to be owned solely by Tellurian or jointly with others. Depending upon the cash requirements of the center, Tellurian may finance the project by utilizing its cash resources or Tellurian may enter into joint venture or revenue sharing agreements with third parties such as existing owners and operators of LBE's. In some cases, the Company may provide the equipment for the facility and assist in the designing, developing, construction and theming of the center.

         The Company had no experience in owning, financing and operating TEC's or LBE's prior to its involvement in the Cyberport TEC project, but it is likely to expand its' involvement in such areas. The Company has no other binding agreements with respect to any of these opportunities and there can be no assurances that Tellurian will be successful in establishing or entering into revenue sharing agreements for more LBE's or TEC's and deriving operating profits from such operations.

         In January 1997, Tellurian began its first efforts towards establishing Cyberport, a family entertainment center. The location is on the Canadian side of Niagra Falls. The Canadian government has granted licenses for casino gambling in the city, and the new center is in the casino/entertainment district. In addition to providing a portion of the equipment in the facility, Tellurian is controlling the design, development and construction of this 40,000 sq. ft. facility. The Company hopes to have this facility operating before the end of the second quarter of 1997.

         The Company has formed a subsidiary corporation, Cyberport International,Inc. for the express purposes of franchising, managing and controlling Cyberport and other similar locations presently under consideration. There can be no assurances that such other facilities will be created.

           To effectively market Tellurian's products, it is planning to have a complete virtual reality showplace ready for demonstrations at the Niagara facility late in the second quarter of 1997. The Company's range of VR devices which includes modern fighter cockpits, dune buggies, spacecraft and full immersion helmet experiences will eventually be displayed at the game room; but the centerpiece of the facility will be the sixteen cockpit "Battle of the Bulge" simulation. The Showplace will consist of approximately 8,000 square feet in the 40,000 square foot facility in the Casino district of Niagara Falls. The units will act as a marketing tool for sales, and also as a very controlled environment for the introduction of new experiences. Although this facility is expected to be geared to revenue generation, it will allow significant testing and market response evaluation.

           The Company has estimated the net proceeds from its recently completed offering together with revenues from operations will be sufficient to meet the Company's cash requirements for a period of between 12 and 15 months following the date hereof. However, there can be no assurance that unexpected future developments will not result in the Company requiring additional financing and that if required, additional financing will be available to the Company.

Concern Regarding Voyager Contract

           In January 1996, Tellurian signed a Technology Transfer Agreement with Voyager pursuant to which Tellurian granted Voyager an irrevocable, exclusive, assignable, fully paid license (the "License") to be the exclusive supplier of the EAGLE Image Generator in various Asian and Mid-East countries. In consideration of the License and technology transfer, Voyager agreed to pay Tellurian $1,500,000, of which Tellurian has agreed that Voyager will pay $650,000 to two parties unrelated to Tellurian for their services in connection with such contract resulting in a net amount of $850,000 to Tellurian. As of September 30, 1996, Tellurian has recognized revenues totaling approximately $660,000 of the above referenced $850,000 from Voyager. In addition, Voyager purchased certain hardware items valued at approximately $60,000 in order to allow them to test their applications. Therefore, the total net amount due Tellurian under this contract is approximately $910,000. As of December 31, 1996, Tellurian received payments totaling $550,000.

           Management is concerned about the continued viability of Voyager and is uncertain about the collection of the remaining $360,000 due under this agreement. Accordingly, no revenue has been recognized in the fourth quarter of 1996 with regard to this contract. Further, Management has elected to fully reserve the amounts which had been billed but not collected as of December 31, 1996.

           Should Voyager be unable to complete its financial obligations, its rights to manufacture and/or distribute under the agreement can be terminated after written notice of at least 28 days and an opportunity to cure such default. The Company has advised Voyager that it intends to give notice in the event Voyager does not make satisfactory payment arrangements in the near future.

           Under the contract, Tellurian is entitled to receive royalties of 2% of Voyager's net sales of the products and derivative products sold pursuant to the License. These royalties are contingent upon the satisfactory completion of the obligations under the initial contract and the ability of Voyager to bring products to market. There currently exists significant concern about the ability of Voyager to meet its financial obligations in order to retain these rights.

Results of Operations

           Tellurian's net sales for the year ended December 31, 1996 were $819,380, an increase of $342,069 or approximately 72% over the comparable period of the prior year. Such increase was primarily derived from Tellurian's license agreement with Voyager. For the year ended December 31, 1996, the Company's gross profit was $535,373 as compared to $138,091 for the comparable period of the prior year. Such increase in gross profit is primarily due to revenues received from Voyager. Revenues derived from the sale of image generators and ancillary software decreased by $101,042 for the year ended December 31, 1996 as compared to the comparable period of the prior year. Such decrease was due to the delay in completing the production of the Company's EAGLE. As a result of this delay, Tellurian filled purchase orders for EAGLE with delivery of the AT-200 at prices which are substantially lower than the normally quoted sales prices for its AT-200.

           Tellurian's research and development activities for the year ended December 31, 1996 were $688,103, representing an increase of $264,333 over the comparable period of the prior year. The increase in research and development activities related to Tellurian's development of the "EAGLE," Tellurian's new image generator product specifically designed for the virtual reality entertainment market. Research and development activities include costs of the Company's product design, quality insurance, engineering support activities and microcode consulting. Also included in research and development are the costs of purchasing certain royalty rights for the "flat-shaded" technology.

           Selling, general and administrative expenses for the year ended December 31, 1996 were $585,121, an increase of $235,491 from the comparable period of the prior year. The increase in selling, general and administrative expenses was substantially due to increases in sales payroll and commissions and the establishment of the reserve for the potential failure to collect the open billing to Voyager.

           Selling, general and administrative expenses expressed as a percentage of sales was approximately 71% for the year ended December 31, 1996, a decrease of approximately 2% from the comparable period of the prior year. This decrease was due to the increase in sales derived from Voyager.

           For the year ended December 31, 1996, interest expense was $111,333 as compared to $64,356 for the comparable period of the prior year. This increase was due to the issuance of promissory notes in the amount of $895,000 issued in connection with the Company's private placement.

           Tellurian's net loss for the year ended December 31, 1996 was $962,410 as compared to $699,665 for the comparable period of the prior year. The increase in the net loss was primarily due to increased costs in development of the Eagle and the inability to recognize certain revenues due from Voyager.

Liquidity and Capital Resources

           In December 1995 and January 1996, the Company raised approximately $675,000 from the sale of promissory notes and 3,000,000 warrants which are automatically convertible into 3,000,000 warrants identical to those sold in Tellurian's public offering. In June 1996, the Company received proceeds of approximately $149,000 from the sale of its promissory notes, $25,000 of which automatically converted into 25,000 shares of the Company's Common Stock upon the completion of its public offering in November 1996.

           In November 1996, the Company sold 1,400,000 shares of its Common Stock at an offering price of $5.00 per share and 2,127,500 Common Stock Purchase Warrants at an offering price of $.25 per share. The Warrants are exercisable over a period of five years expiring November 8, 2001 at an exercise price of $6.00 per share. The Company received net proceeds of approximately $6,200,000 from the offering. The Company believes that the proceeds of such offering combined with cash from operations will be sufficient to meet its cash and liquidity needs over the next twelve to fifteen months.

           For the year ended December 31, 1996, net cash of $1,851,540 was used in operating activities due to the Company's net loss and substantial decreases in the Company's payables and accrued expenses as well as increases in inventory.

           For the year ended December 31, 1996, $5,783,829 was provided from financing activities. The primary sources of this cash were the proceeds of the initial public offering completed in November of 1996 and certain loans completed prior to the public offering. These amounts were partially offset by the repayment of certain notes after the completion of the initial public offering.

           For the year ended December 31, 1996, net cash of $2,210,233 was used in investment activities. This is significantly related to the purchase of marketable securities with cash not required for short-term business operations.

           For the year ended December 31, 1995, net cash of $233,791 was used in operating activities due to the Company's net loss, reduced by substantial increases in the Company's payables and decreases in the Company's inventories.

           For the year ended December 31, 1995, $11,214 was used in investment activities.

Item 7.  Financial Statements

The information required by Item 7, and an index thereto commences on page F-1, which pages follow this page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                 TELLURIAN, INC.

                         REPORT ON FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995





                          INDEX TO FINANCIAL STATEMENTS





REPORT OF INDEPENDENT
   CERTIFIED PUBLIC ACCOUNTANTS                                     F-2


BALANCE SHEET                                                       F-3


STATEMENTS OF OPERATIONS                                            F-4


STATEMENTS OF STOCKHOLDERS' EQUITY                                  F-5


STATEMENTS OF CASH FLOWS                                            F-6


NOTES TO FINANCIAL STATEMENTS                                   F-7 - F-21


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                    F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Tellurian, Inc.


We have audited the accompanying balance sheet of Tellurian, Inc. as at December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the management of Tellurian, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tellurian, Inc. as at December 31, 1996 and the results of its operations and cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

We have also audited Schedule II of Tellurian, Inc. for the years ended
December 31, 1996 and 1995 included in the 1996 annual report of the Company on Form 10-K. In our opinion, the schedule presents fairly the information required to be set forth therein.





                                          MILLER, ELLIN & COMPANY
                                          CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 3, 1997

                                 TELLURIAN, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1996


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  1,761,186
   Marketable securities                                                968,722
   Accounts receivable, net of allowance for
     doubtful accounts of $115,000 (Note 10)                             19,362
   Inventories (Note 2)                                                 287,851
   Prepaid consulting fees (Note 10)                                     74,625
   Prepaid expenses and other current assets                             13,856
                                                                   ------------
              Total current assets                                    3,125,602
                                                                   ------------
PROPERTY AND EQUIPMENT - at cost
   less accumulated depreciation (Note 3)                               206,176
                                                                   ------------

OTHER ASSETS:
   Deferred costs (Note 4)                                               50,000
   Marketable securities                                              1,006,664
   Security deposits                                                     47,750
   Prepaid consulting fees (Note 10)                                     62,187
                                                                   ------------
              Total other assets                                      1,166,601
                                                                   ------------
                                                                   $  4,498,379
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $     49,754
   Accrued expenses (Note 6)                                             60,020
   Payroll payable                                                       98,399
   Payroll taxes payable                                                 34,494
   Consulting fees payable                                               46,594
   Notes payable - related parties (Note 5)                             496,736
   Interest payable - related parties (Note 5)                          315,306
   Deferred revenue                                                      80,448
                                                                   ------------
              Total current liabilities                               1,181,751
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value (Note 12)
     Authorized - 10,000,000 shares
     Issued and outstanding - 3,025,000 shares                           30,025
   Additional paid-in capital                                         6,345,387
   Accumulated deficit                                               (3,058,784)
                                                                   ------------
              Total stockholders' equity                              3,316,628
                                                                   ------------
                                                                   $  4,498,379
                                                                   ============



     The accompanying notes are an integral part of the financial statements

                                 TELLURIAN, INC.

                            STATEMENTS OF OPERATIONS

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                     1996            1995
                                                  -----------    -----------

REVENUES (Note 11)                                $   819,380    $   477,311

COST OF GOODS SOLD                                    284,007        339,220
                                                  -----------    -----------

GROSS PROFIT                                          535,373        138,091
                                                  -----------    -----------

OPERATING EXPENSES:
   Research and development                           688,103        423,770
   Selling                                            189,429         92,505
   General and administrative                         395,692        257,125
                                                  -----------    -----------

                                                    1,273,224        773,400
                                                  -----------    -----------
LOSS FROM OPERATIONS                                 (737,851)      (635,309)
                                                  -----------    -----------

OTHER INCOME AND EXPENSES:
   Interest income                                     21,087           -
   Other income                                        18,085           -
   Interest expense                                   (50,313)          -
   Interest expense - related parties (Note 5)        (61,020)       (64,356)
   Deferred debt costs                               (152,398)          -
                                                  -----------    -----------

                                                     (224,559)       (64,356)
                                                  -----------    -----------
NET LOSS                                          $  (962,410)   $  (699,665)
                                                  ===========    ===========


NET LOSS PER COMMON SHARE                               $(.53)         $(.48)
                                                        =====          =====


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        1,817,708      1,450,000
                                                    =========      =========


PRO FORMA INFORMATION (Note 15):
   Net loss as presented                               N/A       $  (699,665)
   Provision for income tax benefits
     reflecting C corporation status                   N/A              -
                                                  -----------    -----------
   Pro forma net loss                                  N/A       $  (699,665)
                                                  ===========    ===========


     The accompanying notes are an integral part of the financial statements

                                 TELLURIAN, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                                      TOTAL
                                                COMMON STOCK             ADDITIONAL                                STOCKHOLDERS'
                                                ------------               PAID-IN           ACCUMULATED              EQUITY
                                            SHARES         AMOUNT          CAPITAL             DEFICIT             (DEFICIENCY)
                                            ------         ------          -------             -------             ------------
BALANCE AT January 1, 1995                  1,000,000     $ 10,000       $    15,000        $  (1,396,709)          $ (1,371,709)

Issuance of common stock for cash
  (Note 12)                                   600,000        6,000            94,000                 -                   100,000

Costs relating to issuance of common
  stock for cash                                 -            -               (9,735)                -                    (9,735)

Issuance of warrants in connection with
  private placement (Notes 7 and 12)             -            -                8,000                 -                     8,000

Net loss for the year ended
  December 31, 1995                              -            -                 -                (699,665)              (699,665)
                                           ----------     --------       -----------        -------------           ------------

BALANCE AT December 31, 1995                1,600,000       16,000           107,265           (2,096,374)            (1,973,109)

Issuance of common stock and warrants
  in connection with initial public
  offering (Notes 7 and 12)                 1,400,000       14,000         7,517,875                 -                 7,531,875

Offering costs in connection with
  initial public offering (Note 12)              -            -           (1,326,728)                -                (1,326,728)

Conversion of promissory notes in
  connection with initial pubic offering
  (Note 12)                                    25,000           25            24,975                 -                    25,000

Issuance of warrants in connection with
  private placement (Notes 7 and 12)             -            -               22,000                 -                    22,000

Net loss for the year ended
  December 31, 1996                              -            -                 -                (962,410)              (962,410)
                                           ----------     --------       -----------        -------------           ------------

BALANCE AT December 31, 1996                3,025,000     $ 30,025       $ 6,345,387        $  (3,058,784)          $  3,316,628
                                           ==========     ========       ===========        =============           ============




     The accompanying notes are an integral part of the financial statements

                                 TELLURIAN, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                  YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                             1996           1995
                                                                                        -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $    (962,410)   $  (699,665)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Accrued interest income on marketable securities                                        (6,118)          -
       Depreciation and amortization                                                           17,500         41,611
       Amortization of deferred debt costs                                                    152,398           -
       Changes in assets and liabilities:
         Accounts receivable                                                                 (129,362)        (5,000)
         Allowance for doubtful accounts                                                      115,000           -
         Inventories                                                                         (200,633)        75,981
         Prepaid consulting fees                                                             (136,812)          -
         Prepaid expenses and other current assets                                             (6,045)        (7,811)
         Security deposits                                                                    (46,825)          (925)
         Accounts payable                                                                      20,433        (55,801)
         Accrued expenses                                                                     (84,111)        99,898
         Payroll payable                                                                     (113,903)        79,864
         Payroll taxes payable                                                               (207,255)        89,520
         Consulting fees payable                                                             (209,099)        79,231
         Interest payable - related parties                                                    21,702         63,306
         Deferred revenue                                                                     (76,000)         6,000
                                                                                        -------------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                      (1,851,540)      (233,791)
                                                                                        -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                                      (1,969,268)          -
   Purchases of property and equipment                                                       (190,965)       (11,214)
   Deferred costs                                                                             (50,000)          -
                                                                                        -------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                      (2,210,233)       (11,214)
                                                                                        -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                   7,531,875         90,266
   Payments of offering costs                                                              (1,326,728)          -
   Proceeds from issuance of warrants in connection with
     private placement                                                                         22,000          8,000
   Proceeds from notes payable - related parties                                              248,000         53,190
   Repayments of notes payable - related parties                                             (422,185)        (8,635)
   Proceeds from notes payable - other                                                           -             7,000
   Repayments of notes payable - other                                                           (500)        (7,000)
   Proceeds from long-term debt                                                               703,000        192,000
   Repayment of long-term debt                                                               (870,000)          -
   Payments of deferred debt costs                                                           (101,633)       (50,765)
                                                                                        -------------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   5,783,829        284,056
                                                                                        -------------    -----------

NET CHANGE IN CASH                                                                          1,722,056         39,051

CASH AND CASH EQUIVALENTS - beginning                                                          39,130             79
                                                                                        -------------    -----------

CASH AND CASH EQUIVALENTS - ending                                                      $   1,761,186    $    39,130
                                                                                        =============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                               $      89,631    $      -
   Cash paid for income taxes                                                                    -              -

     The accompanying notes are an integral part of the financial statements

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Line of Business

     Tellurian, Inc. ("Tellurian"), a South Carolina corporation, was incorporated on August 10, 1988 for the purpose of designing and manufacturing real time image generation equipment for training and simulation. Tellurian also provides consulting and parts/repair services related to computer image generator technology. These operations constitute a single business segment. Tellurian sells its image generators to two types of entities, those which are interested in training and simulation and those which specialize in entertainment devices and games.

     In January 1996, Tellurian formed a wholly-owned subsidiary in the State of Delaware (the "Company") and merged Tellurian into such corporation on July 2, 1996. Pursuant to the merger, the holders of all of the shares of common stock of Tellurian exchanged their 1,600,000 shares outstanding for 1,600,000 shares of the Company on a pro rata basis.

     Deferred Revenue

     Deferred revenue consists of customer advances which are reflected in current liabilities and is expected to be recognized as revenue when the finished product is shipped.

     Revenue Recognition

     Sales are recognized when the finished product is shipped.

     Cash Equivalents

     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

     Marketable Securities

     The Company has classified all of its marketable securities as held-to-maturity, and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements. At December 31, 1996, the Company's held-to-maturity securities consisted of treasury bills with contractual maturities from six months to two years and the carrying amount of these investments approximated market value.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentrations of Credit Risk

         Accounts Receivable

         The Company sells primarily to aviation training and entertainment entities throughout the United States. It is the Company's policy to require a substantial deposit prior to commencement of production for specific orders with the balance due upon completion.

         Cash

         The Company maintains cash balances in its banks which, at times, may exceed the limits of the Federal Deposit Insurance Corp.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease.

     Expenditures for repairs and maintenance are charged to expense as incurred.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Deferred Debt Costs

     Deferred debt costs represent costs incurred in connection with the Company's private placement agreement (see Note 7). The costs were to be amortized over the respective terms of the promissory notes issued. As the promissory notes were repaid from the proceeds of the public offering (see
     Note 12), all incurred costs were charged to operations.

     Deferred debt costs amounted to $152,398 and $-0- for 1996 and 1995, respectively.

     Research and Development

     Research and development costs are charged to expense in the period incurred. For the years ended December 31, 1996 and 1995, research and development costs amounted to $688,103 and $423,770, respectively.

     Income Taxes

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

     In 1995, Tellurian was an "S" corporation for federal and South Carolina purposes whereby net income or loss was recorded by the stockholders on their individual income tax returns. There were no corporate income taxes or deferred income taxes.

     Loss Per Common Share

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding has been adjusted to reflect the recapitalization in connection with the private placement as if it had occurred as of the beginning of the period for which loss per share is presented.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




NOTE 2 - INVENTORIES

     Inventories at December 31, 1996 consist of the following:

                  Raw materials                                   $  217,663
                  Work-in-process                                     43,942
                  Finished goods                                      26,246
                                                                  ----------
                                                                  $  287,851
                                                                  ==========


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 consists of:

                  Equipment                                       $  135,279
                  Vehicles                                            84,039
                  Computer software                                   29,900
                  Office furniture                                     4,973
                  Leasehold improvements                              21,220
                                                                  ----------
                                                                     275,411
                  Less:  Accumulated depreciation
                           and amortization                           69,235
                                                                  ----------
                                                                  $  206,176
                                                                  ==========

     Depreciation expense amounted to $17,500 and $10,448 for the years ended December 31, 1996 and 1995, respectively.


NOTE 4 - DEFERRED COSTS

     Deferred costs represent expenditures made on behalf of Cyberpoint Niagara, a Canadian subsidiary, to be formed in March 1997. Deferred costs have been classified as a non-current asset as it is management's intention to capitalize these expenditures when the corporation is formed.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




NOTE 5 - NOTES PAYABLE - RELATED PARTIES

     The Company has borrowed funds from officers and stockholders to finance its operations. The notes are due on demand (except as described below) and bear interest at the rate of 10% per annum.

     As at December 31, 1996, notes payable amounted to $496,736 and becomes payable on demand commencing November 1, 1997. Accrued interest payable at December 31, 1996 amounted to $315,306.

     Interest expense charged to operations amounted to $61,020 and $64,356 for the years ended December 31, 1996 and 1995, respectively.


NOTE 6 - ACCRUED EXPENSES

     Accrued expenses at December 31, 1996 consist of:

                  Royalties (Note 10)                             $   35,000
                  Interest and penalties on unpaid
                    payroll taxes                                     20,698
                  Others                                               4,322
                                                                  ----------
                                                                  $   60,020
                                                                  ==========

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 7 - LONG-TERM DEBT

     Long-term debt consisted of 8% promissory notes totalling $895,000 issued in connection with the Company's private placement of securities.

     Subsequent to the completion of the public offering in November 1996, as provided by their terms, notes totalling $870,000 were repaid and one $25,000 note was converted into 25,000 shares of common stock.

     Interest amounted to $50,313 and $-0- for 1996 and 1995, respectively.


NOTE 8 - FINANCIAL INSTRUMENTS

     The amounts at which cash and cash equivalents, accounts receivable, accounts payable, notes payable related parties and other current liabilities are presented in the balance sheet approximate their fair value due to their short maturities.


NOTE 9 - INCOME TAXES

     All Company operations are located in the United States. As such, loss before provision for income taxes and the provision for income taxes are generated from domestic sources.

                                                                      1996
                                                                  -----------
         Loss before provision for income taxes                   $  (962,410)
                                                                  ===========

         The components of the provision for income taxes by taxing jurisdiction are as follows:

                  Federal                                          $      -
                  States                                                  -
                                                                   -----------
                                                                   $      -
                                                                   ===========
                                      F-12

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995





NOTE 9 - INCOME TAXES (CONTINUED)

     The major components of deferred tax asset at December 31, 1996 are as follows:

                Net operating loss carryforwards                  $   338,964
                Allowance for doubtful accounts                        46,000
                                                                  -----------
                                                                      384,964

                Less:  Valuation allowance                           (384,964)
                                                                  -----------
                                                                  $      -
                                                                  ===========

     A 100% valuation allowance is being provided at December 31, 1996 as it is uncertain if the above items would be utilized.

     A reconciliation of the Company's income tax expense computed at the U.S. federal statutory tax rate of 35% and the provision for income taxes for 1996 are as follows:

                Income tax credit at statutory rate                 $  (336,844)
                State income tax credits                                (48,120)
                Net operating loss carryforwards                        384,964
                                                                    -----------
                                                                    $      -
                                                                    ===========

     The above information is not presented for 1995 as Tellurian was an S corporation.

     At December 31, 1996, the Company had unused net operating loss carryforwards of approximately $847,000 expiring in 2011.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995





NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Lease

     All of the Company's operations take place in leased facilities.

     In April 1995, the Company entered into a five year lease for its office and manufacturing facility. In May 1996, the Company terminated the lease and moved to a new facility (first facility) entering into a two year lease expiring in May 1998. The Company is also responsible for its share of operating expenses (as defined). In November 1996, the Company entered into a ten year lease for a second facility effective January 1, 1997 and moved to such new facility. The Company is also responsible for its share of operating expenses (as defined). In addition, the Company is still responsible for the rent and operating expenses for the first facility under the two year lease expiring in May 1998.

     The Company also sublets a portion of the first facility under the May 1998 lease and receives approximately $1,400 per month.

     Future minimum lease payments are as follows:

                   Year Ending
                   December 31,
                   ------------

                       1997                          $   141,625
                       1998                              100,625
                       1999                               75,000
                       2000                               75,000
                       2001                               75,000
                    Thereafter                           375,000
                                                     -----------
                                                     $   842,250
                                                     ===========

     Rent expense amounted to $62,574 and $70,018 net of rental income of $18,085 and $-0- for 1996 and 1995, respectively.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Employment Agreements

     In November 1996, the Company entered into employment agreements with two of its principal officers covering four year terms ending in November 2000. The agreements provide for annual salaries aggregating $192,000 which are payable as follows:

                         1996                          $    32,000
                         1997                              192,000
                         1998                              192,000
                         1999                              192,000
                         2000                              160,000

     In addition, the agreements provide for bonuses to be paid at the discretion of the board of directors from a bonus pool equal to ten percent (10%) of pre-tax income beginning in the year ended December 31, 1997.

     Compensation under the agreements amounted to $32,000 in 1996.

     Consulting Agreements

     In connection with its initial public offering, the Company entered into a financial consulting agreement with its underwriter for the period November 6, 1996 to November 5, 1998 (see Note 12). Consulting fees of $149,250 were paid in November 1996 and the fees are being amortized over the two year period. Consulting expense amounted to $12,438 in 1996.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Technology Agreement

     In January 1996, the Company entered into an agreement with a Republic of China corporation ("ROC") which replaces an earlier agreement entered into in 1995 with a different Republic of China corporation. There have been no modifications to the old agreement other than the customer name. The purpose of this agreement is to provide training, advice and consultation in relation to computer image generator technology. The agreement provides for a fee of $1,500,000 payable as follows:

         4%  upon signing the agreement
        16% upon the completion of the first prototype of the computer image generator
        10%  upon delivery of the design data package
        40%  upon completion of the training program
        20%  90 days after completion of the training program
        10%  180 days after completion of the training program

     Of the agreed fee of $1,500,000, the Company, pursuant to separate agreements, has agreed that ROC will pay $650,000 to two unrelated parties as follows:

          1. $500,000 to ROC's parent company in consideration of the parent's services and expenses incurred in negotiating the agreement and establishing ROC.

          2. $150,000 to an unrelated corporation in consideration of such corporation's contribution to the development of software for the computer image generator technology.

     As compensation for the license granted, the Company will receive royalty payments at the rate of 2% of the sales value of the products or derivative products sold by such corporation using the technology, payable annually for a period of five years from the date of the agreement. In return, the Company agrees not to market such products within a restricted group of countries as defined in the agreement.

     In October 1995, the Company assigned proceeds received under the agreement and granted a security interest to a stockholder (see Note 5).

     The contract was substantially completed in October 1996 at which time amounts were due to the Company. As of March 3, 1997, the Company has not received any additional payments and it is the opinion of management that the Company will not receive any payments in the future. As such, the Company provided a reserve in allowance for doubtful accounts equal to the recorded balance owed of $105,000. In addition, the Company did not record any other future amounts owed under the agreement.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Technology Agreement (Continued)

     In May 1995, the Company entered into an agreement to pay 15% of the amounts received from the technology agreement to an unrelated corporation. Such fee amounted to $10,650 for the year ended December 31, 1995.

     Consulting fee income amounted to $71,000 for the year ended December 31, 1995 under the old agreement.

     Royalties

     In connection with the acquisition of technology rights, the Company was obligated to pay royalties based upon revenues at a rate of 4% of image generator sales and 1% of other revenue, as defined. Such agreement stipulates that the royalties paid shall not exceed $1,500,000. Royalty expense amounted to $8,573 for the year ended December 31, 1995.

     In July and August 1996, the Company has entered into agreements to terminate two-thirds of all future royalty payments as of the respective dates of the agreements. These agreements call for total payments of $150,000 as well as a payment of $10,529 for unpaid royalties as follows:

     1. $88,029 within ten business days from the closing of the Company's public offering (see Note 12) but no later than March 31, 1997. These amounts were paid in November 1996.

     2. $72,500 will be due and payable one year after the initial payments. $37,500 of this amount was paid in 1996.


NOTE 11 - REVENUES

     Revenues for the years ended December 31, consist of:

                                                  1996           1995
                                             -------------   ------------

        Real time image generators             $  166,386      $  267,428
        Consulting fees                           598,245         169,558
        Parts and repairs                          54,749          40,325
                                               ----------      ----------

                                               $  819,380      $  477,311
                                               ==========      ==========

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 11 - REVENUES (CONTINUED)

     As of December 31, the following is a summary of information by geographic area:

                                                     1996           1995
                                                 ----------      ---------
            Revenues

            United States                        $  197,760      $ 379,311
            Republic of China                       621,620         71,000
            Canada                                     -            27,000
                                                 ----------      ---------

                                                 $  819,380      $ 477,311
                                                 ==========      =========

     As of December 31, revenues from major customers are as follows:

                                                     1996           1995
                                                 ----------      ----------

            Customer A                                75.9%          31.8%
            Customer B                                16.0%          20.5%
            Customer C                                -   %          10.7%


NOTE 12 - STOCKHOLDERS' EQUITY

     Initial Public Offering

     In November 1996, the Company completed its initial public offering by filing a registration statement on Form SB-2 under the Securities Act of 1933, as amended. The Company offered 1,400,000 shares of $.01 par value common stock and 2,127,500 five-year warrants (including the underwriter's over-allotment option) to purchase 2,127,500 shares of its common stock at $6.00 per share. The Company raised $6,205,147, which was net of offering costs of $1,326,728. In addition, 450,000 shares were sold by certain existing stockholders for $2,250,000 before offering costs. The Company did not receive any proceeds from the sale of these shares.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

     Common Stock

     On March 24, 1995, in connection with its private placement, the Company increased its authorized common stock from 10,150 shares to 10,000,000 shares and changed the par value from $1.00 per share to $.01 per share. In addition, the Company issued 1,000,000 shares of $.01 par value common stock to replace the 10,150 shares of $1.00 par value common stock that were previously outstanding. All share data and per share amounts have been adjusted to reflect this transaction. In March 1995, the Company completed a private placement of 600,000 shares of its $.01 par value common stock for $100,000, including 150,000 shares sold to principals and an employee of the underwriter.

     Warrants

     On December 27, 1995 and January 22, 1996, the Company issued a total of 3,000,000 warrants to purchase 3,000,000 shares of its common stock at an exercise price of $6.00 per share. The warrants were issued in connection with the subordinated promissory notes and were valued at $.01 per warrant amounting to $30,000. Such amount was credited to additional paid-in capital. In addition, the Company issued 300,000 warrants to purchase 300,000 shares of its common stock at $6.00 per share for $6,000.

     On June 27, 1996, an agreement was signed cancelling 300,000 of the warrants. In addition, upon the completion of the initial public offering, the balance of the warrants (3,000,000) automatically converted to warrants identical to those sold to the public.

     Outstanding warrants at December 31, 1996 are as follows:

          Outstanding             Exercise                     Exercise
           Warrants                 Price                       Period
           --------                 -----                 -------------------

           5,127,500                $6.00                 November 6, 1996 -
                                                           November 5, 2001

     No warrants were exercised during 1996.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 13 - STOCK OPTION PLAN

     On June 1, 1996, the Company adopted a Stock Option Plan (the "Plan") covering 400,000 shares of common stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) for employees, including officers and directors and consultants of the Company. The Plan provides that options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the board of directors or a committee thereof, which also will have discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the options. Options designated as incentive stock options are intended to receive incentive stock option tax treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

     The Plan provides that all options granted thereunder shall be exercisable during a period of no more than 10 years from the date of grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock), depending upon the specific stock option agreement and that the option exercise price for incentive stock options shall be at least equal to 100% of the fair market value of common stock on the date of grant (110% for options granted to holders of 10% or more of the outstanding shares of common stock), but in no event less than the initial public offering price of the Company's proposed public offering. Pursuant to the provisions of the Plan, the aggregate fair market value (determined on the date of grant) of the shares of the common stock for which incentive stock options are first exercisable under the terms of the Plan by an option holder during any one calendar year cannot exceed $100,000.

     Currently, the Plan provides that if the employment of an optionee is terminated other than by reason of death, disability or retirement at age 65, any options granted to the optionee will immediately terminate. If employment is terminated by reason of disability or retirement at age 65, the optionee may, within one year from the date of termination in the event of termination by reason of disability, or three months from the date of termination in the event of termination by reason of retirement at age 65, exercise the option (but not after the normal termination date of the option). If employment is terminated by death, the person or persons to whom the optionee's rights under the option are transferred by will or the laws of descent and distribution have similar rights of exercise within three months after such death (but not after the normal termination date of the option).

     Options are not transferable otherwise than by will or the laws of descent and distribution and during the optionee's lifetime are exercisable only by the optionee. Shares subject to options which expire or terminate may be the subject of future options. The Plan will terminate in 2006.

     On June 1, 1996, the Company granted non-qualified stock options to purchase 300,000 shares of its common stock at an exercise price of $5.00 per share at any time on or after July 1, 1997 until June 1, 2006, the expiration date of such options.

                                 TELLURIAN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 14 - RETIREMENT BENEFITS

     On January 1, 1996, the Company established a simplified employee pension plan covering substantially all employees who meet eligibility requirements. Retirement costs amounted to $33,691 in 1996.


NOTE 15 - PRO FORMA INFORMATION

     Pro forma net loss has been presented to show results of operations assuming the Company filed its income tax returns as a C corporation. If the Company was a C corporation, there would be no current income taxes and deferred income taxes would consist solely of an asset for net operating loss carryforwards offset by a 100% valuation allowance.


NOTE 16 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. No expense was recognized in 1996. If the Company had elected to recognize expense in 1996 for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                            As Reported            Pro forma
                                            -----------            ---------
              Net loss                      $  (962,410)         $  (1,228,660)

              Loss per share                       (.53)                  (.68)

     The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 5%; a risk free interest rate of 6.5%; and an expected holding period of three years.

                                 TELLURIAN, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS







                COLUMN A                         COLUMN B            COLUMN C            COLUMN D           COLUMN E
----------------------------------------    ------------------  ------------------  -----------------   ------------
                                                BALANCE AT           ADDITIONS                              BALANCE
                                                 BEGINNING          CHARGED TO                              END OF
                                                  OF YEAR           OPERATIONS          DEDUCTIONS           YEAR
                                                  -------           ----------          ----------           ----

               Description
               -----------
Allowance for doubtful accounts

   Year ended December 31, 1995                  $    -            $      -             $    -             $      -


   Year ended December 31, 1996                       -                115,000               -                 115,000

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)      Identification of Directors

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                First
                                    Term of     Became                Principal
  Name                     Age      Office     Director(2)            Occupation
  ----                     ---      ------     -----------            ----------

Dr. Ronald Swallow          62        (1)      1988            Chairman of the Board and
                                                                  Chief Executive Officer
                                                                  of the Company.

Stuart French               51        (1)      1995            President of the Company

Dr. Richard Swallow         57        (1)      1988            Vice President of the Company
                                                                  and Professor at Coker College

Michael Hurd                50        (1)      1997            Vice President and Chief
                                                                 Financial and Accounting
                                                                 Officer of the Company

----------

(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.


 (b)     Identification of Executive Officers.

         Dr. Ronald Swallow is Chairman of the Board and Chief Executive Officer of the Company. Stuart French is President of the Company. Richard Swallow is Vice President of Program Management and the Secretary of the Company. Michael Hurd is Vice President of Finance and Administration and Chief Financial and Accounting Officer of the Company.

         The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors.

(c)      Business Experience

         Dr. Ronald Swallow has been the Chief Executive Officer and Chairman of the Board of Tellurian and its predecessor under the same name since 1988. Dr. Swallow has a Bachelor of Science degree in Engineering Physics, a Masters degree in Electrical Engineering and a Ph.D in Biophysics, all from the University of Illinois.

         Stuart French has served as a member of the Board of Directors of the Company and its predecessor under the same name since March 1995 and President of the Company since October 1993. From January of 1996 until March of 1997 he served as the Chief Financial Officer and Tellurian and as Vice President of Operations and Marketing from August 1991. Mr. French joined the Company after the sale of Flightmatic Corp. which he owned and operated from 1987 through 1991. Flightmatic was a flight simulation company manufacturing and selling low cost general aviation training equipment. Previously, he spent ten years at Grumman Aerospace as a Business Development Manager for US Air Force contracts. After receiving a BS degree in Marketing from New England College, Mr. French was a pilot in the US Navy.

         Dr. Richard Swallow has been a director of Tellurian and its predecessor under the same name since its inception in 1988. He was elected Vice President of Program Management in March of 1997. From 1988 to October 1993 Dr. Swallow also held the position of President. Since 1973, Dr. Swallow has been a member of the faculty and staff of Coker College in Hartsville, South Carolina, where he is currently on leave from his position as the Director of Information Services. Dr. Swallow received his Ph.D. degree in Zoology from the University of Missouri in 1968, his Masters of Science degree from the University of Missouri in June 1966 and Bachelor of Science degree from the University of Illinois in June 1963.

         Michael Hurd joined the Company in February 1997 and was elected a director and Vice President of Administration and Finance and Chief Financial and Accounting Officer in March 1997. Mr. Hurd has a BBS degree in Accounting from New Hampshire College and has been a Certified Public Accountant in New Jersey since 1973. Since 1985 he served in various officer capacities for Bobst Group Inc., a Swiss machinery manufacturing and sales company with revenues in excess of $200 million. Previously, Mr. Hurd was a partner in a printing machinery manufacturing and sales company in New Jersey. Prior to that, he served in various positions with the consulting group of a Big 8 public accounting firm.

         The Company does not currently have any audit or compensation committees of the Board of Directors. Pursuant to an underwriting agreement dated November 5, 1996, J.W. Barclay & Co., Inc. ("Barclay"), the representative of the Company's initial public offering, has the right to designate one person to attend Board of Directors meetings. Such person shall be entitled to attend all such meetings and to receive all notices and other correspondence and communications sent by the Company to members of its Board of Directors. The Company shall reimburse the designee of Barclay for his out-of-pocket expenses incurred in connection with his attendance at such meetings. As of the filing date of this Form 10-KSB, Barclay has not designated any director.

         Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.


Bankruptcy of Quantum Graphics Corporation

         On March 16, 1987, Dr. Ronald Swallow founded and served as Chairman of the Board and principal stockholder of Quantum Graphic Corporation, an image generator research and development private company which owned certain rights to a prototype of the AT-100. Dr. Richard Swallow was also a founder and a director of Quantum. On April 12, 1988, Quantum, as a result of its inability to raise sufficient funding and due to disagreements among Quantum stockholders, filed for bankruptcy protection in the Western District of Texas, Austin Division under Chapter 11, which was converted into a Chapter 7 filing on May 12, 1988. On May 27, 1988, the Chapter 7 filing was dismissed and on May 31, 1988, a new Chapter 7 filing was made with the Court and the case was closed by the Bankruptcy Court on April 19, 1995. In November, 1991, the Bankruptcy Court confirmed the sale of the technology relating to the AT-100 prototype to TTY Graphics, Inc. ("TTY"). See "Item 1."

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Dennis Giunta filed late a Form 4 for the month of November 1996. Jericho Limited and Imafina S.A., formerly principal security holders of the Company, filed late a Form 3 in November 1996.

Item 10.         Executive Compensation


The following table sets forth the amount of all compensation paid by Tellurian for services rendered during the years ended December 31, 1996, 1995 and 1994 to Tellurian's Chief Executive Officer, Dr. Ronald Swallow and Stuart French, President.

                                                SUMMARY COMPENSATION TABLE

=============================================================================================================================
                                                                                  Long Term Compensation
                                                                          ------------------------------------------------
                                 Annual Compensation                                Awards                         Payouts
----------------------------------------------------------------------------------------------------------------------------------
    (a)              (b)         (c)         (d)          (e)            (f)               (g)              (h)            (i)

----------------------------------------------------------------------------------------------------------------------------------

                                                          Other                                                             All
   Name                                                   Annual       Restricted                                          Other
    and                                                  Compen-         Stock             Number           LTIP          Compen-
 Principal                     Salary        Bonus       sation         Award(s)             of            Payouts         sation
 Position           Year         ($)          ($)          ($)           ($)             Options(1)          ($)         ($)(2)(5)
----------------------------------------------------------------------------------------------------------------------------------
Dr. Ronald
 Swallow,           1996      108,000         -0-         -0-              -0- (1)        73,000             -0-         19,436
Chief Executive
Officer (3)
                    ---------------------------------------------------------------------------------------------------------------

                    1995      108,000         -0-         -0-              -0-              -0-              -0-          4,200
                    ---------------------------------------------------------------------------------------------------------------

                    1994      108,000         -0-         -0-              -0-              -0-              -0-          4,200
----------------------------------------------------------------------------------------------------------------------------------

Stuart French       1996       84,000         -0-        23,359            -0- (1)      150,000              -0-         14,200
President (4)
                    ---------------------------------------------------------------------------------------------------------------

                    1995       84,000         -0-        13,814            -0-              -0-              -0-          4,200
                    ---------------------------------------------------------------------------------------------------------------

                    1994       84,000         -0-        13,420            -0-              -0-              -0-          4,200
----------------------------------------------------------------------------------------------------------------------------------


(1) Does not include shares issued in connection with the Company's reincorporation in Delaware. See "Certain Transactions."

(2) Includes the value of car leases paid by the Company at a rate of approximately $350 per month.

(3) During 1994 and 1995, the Company accrued salaries for Dr. Swallow of $22,000 and $43,143, respectively. As of December 31, 1996, Dr. Swallow is owed accrued salary and expense reimbursement totaling $17,400.

(4) Stuart French earns other annual compensation in the form of a sales commission which is reflected in column (e). During 1994, 1995 and 1996, the Company accrued salaries and commissions of $1,420, $9,614 and $23,359 respectively. During 1994, Mr. French also received payment of $2,000 toward prior years accrued salaries. As of December 31, 1996, Mr. French is owed accrued salary and expense reimbursement totaling $45,098.

(5) During 1996 the Company created a SEP program for employees who had been with the Company for at least three years prior to the end of 1996. The cost of this program in 1996 was $33,691, of which Ronald Swallow was credited with $15,236 and Stuart French was credited with $10,000.

Since inception, the Company has not granted stock appreciation rights.

Employment Agreements

         As of November 8, 1996, the Company entered into employment agreements with Dr. Ronald Swallow and Stuart French. The ageements provide for annual salaries of $108,000 and $84,000, respectively, and for Mr. French to receive a sales commission of five percent. The agreements provide for a term of four years and a continuation of their current compensation arrangements with salary increases based upon profitability of the Company's operations to be determined at the discretion of disinterested board members. Commencing in 1997 and each year thereafter, the Company will after the completion of its year end audit, establish a bonus pool for executive officers and will make annual cash contributions to such pool of an amount equal to 10% of pre-tax profits for the prior year. The board of directors will have the sole discretion to allocate bonuses among such officers. The employment agreements contain covenants not to compete during the term of the agreements and for a period of one year thereafter (including continuation of half salary during the post-employment one year period covered by the covenant not to compete) and indemnification against liabilities as an officer and director of the Company to the fullest extent permitted by applicable law. In June 1996, the Board of Directors granted Dr. Ronald Swallow and Stuart French options to purchase 73,000 shares and 150,000 shares, respectively, of the Company's Common Stock. See "Stock Option Plan".

         The Board of Directors has authorized the creation of a 401(K) program to begin in 1997 in order to provide a retirement planning vehicle for its employees. As employees of the Company, both Mr. Swallow and Mr. French will be eligible to participate in this program once created. This program is intended to replace the SEP program discussed in Note (5) above.

Stock Option Plan

         The Company has adopted a Stock Option Plan covering 400,000 shares of Common Stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) for employees, including officers and directors and consultants of the Company. The Plan provides that options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Board of Directors or a committee thereof, which also will have discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the options. Options designated as incentive stock options are intended to receive incentive stock option tax treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

         The Plan provides that all options granted thereunder shall be exercisable during a period of no more than 10 years from the date of grant (five years for incentive stock options granted to holders of 10% or more of the outstanding shares of common stock), depending upon the specific stock option agreement and that the option exercise price for incentive stock options shall be at least equal to 100% of the fair market value of Common Stock on the date of grant (110% for options granted to holders of 10% or more of the outstanding shares of Common Stock), but in no event less than the initial public offering price of the Company's proposed public offering. Pursuant to the provisions of the Plan, the aggregate fair market value (determined on the date of grant) of the shares of the Common Stock for which incentive stock options are first exercisable under the terms of the Plan by an option holder during any one calendar year cannot exceed $100,000.

         Currently, the Plan provides that if the employment of an optionee is terminated other than by reason of death, disability or retirement at age 65, any incentive stock options granted to the optionee will immediately terminate. If employment is terminated by reason of disability or retirement at age 65, the optionee may, within one year from the date of termination, in the event of termination by reason of disability, or three months from the date of termination, in the event of termination by reason of retirement at age 65, exercise the incentive stock option (but not after the normal termination date of the option). If employment is terminated by death, the person or persons to whom the optionee's rights under the incentive stock option are transferred by will or the laws of descent and distribution have similar rights of exercise within three months after such death (but not after the normal termination date of the option). Any termination provisions of non-statutory stock options will be fixed by the board of directors or a committee thereof.

         Options are not transferable otherwise than by will or the laws of descent and distribution and during the optionee's lifetime are exercisable only by the optionee. Shares subject to options which expire or terminate may be the subject of future options. The Plan provides that no new options may be granted by the Board of Directors of the Company after June 1, 2006. In 1996, the Company granted non-qualified stock options to purchase 300,000 shares of its Common Stock at an exercise price of $5.00 per share over a term of ten years. Dr. Ronald Swallow, Stuart French and Dr. Richard Swallow received options to purchase 73,000 shares, 150,000 shares, 27,000 shares, respectively. Two other persons (not employees) received options to purchase 25,000 shares each. As of February 28, 1997, the Company has also granted options to purchase 45,000 shares to current employees at prices ranging from $5.25 to $6.50. Including in these options is an option to Michael Hurd allowing him to purchase 40,000 shares at $5.25. These options vest on July 1, 1997 but are not exercisable until July 1, 1998. The Company has agreed with J.W. Barclay, the managing underwriter of the Company's Initial Public Offering, that it will not grant the remaining available options to purchase 55,000 shares to 5% or greater shareholders for a period of three years, ending November 8, 1999 without the consent of said firm.

         Options Grants Table - The following table provides information with respect to individual grants of stock options by Tellurian during fiscal 1996 to each of the executive officers named in the preceding summary compensation table.

                        OPTION GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------------

                                                                                                      Potential
                                                                                                  Realized Value at
                                                                                                   Assumed Annual
                                                                                                Rates of Stock Price
                                                                                                    Appreciation
                                                                                                   for Option Term
                                     Individual Grants                                                   (2)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

       (a)               (b)                (c)              (d)                (e)              (f)            (g)

                                           % of
                      Number of            Total
                      Securities          Options
                      Underlying        Granted to
                       Options           Employees         Exercise
                       Granted           in Fiscal          Price           Expiration
      Name               (#)             Year (1)           ($/Sh)             Date             5% ($)        10% ($)
--------------------------------------------------------------------------------------------------------------------------
Dr. Ronald              73,000             32.7              5.00             6/1/06           229,220          581,810
Swallow
--------------------------------------------------------------------------------------------------------------------------


Stuart French          150,000             67.3              5.00             6/1/06           471,000       1,195,500
--------------------------------------------------------------------------------------------------------------------------

N/A - not applicable

(1) The % of Total Options Granted to Employees in Fiscal Year' is based upon options granted to Tellurian employees only and excludes options granted to non-employees.

(2) The potential realizable value of each grant of options assumes that the market price of Tellurian's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, after subtracting out the applicable exercise price.

         Aggregated Option Exercises and Fiscal Year-End Option Table - The following table provides information with respect to each exercise of stock options during fiscal 1996 by each of the executive officers named in the preceding summary compensation table and the fiscal year-end value of unexercised options.

                 AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR - END OPTION VALUES

--------------------------------------------------------------------------------------------------------------------------

        (a)                    (b)                       (c)                       (d)                       (e)
                                                                                Number of
                                                                                Securities                 Value of
                                                                                Underlying               Unexercised
                                                                               Unexercised               In-the-Money
                                                                                Options at                 Options
                              Shares                                            FY-End (#)              at FY-End ($)
                           Acquired on                  Value
                             Exercise                Realized (1)              Exercisable/              Exercisable/
       Name                    (#)                       ($)                Unexercisable (1)         Unexercisable (1)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------


Dr. Ronald Swallow             -0-                       -0-                 73,000 / 0               82,125 / -0-
--------------------------------------------------------------------------------------------------------------------------



Stuart French                  -0-                       -0-                150,000 / 0              168,750 / -0-
--------------------------------------------------------------------------------------------------------------------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. Tellurian's last sale price at the close of business on December 31, 1996 was $6.125.

Director Compensation

         It should be noted that Directors of the Company do not currently receive cash compensation for their services as directors, although each director has been granted stock options under the Company's Stock Option Plan and are receiving compensation as employees of the Company. See "Stock Option Plan." The Board of Directors has the right to compensate its directors in their capacity as directors in the future. The following table provides information in tabular form with respect to compensation of directors during fiscal 1996:


-------------------------------------------------------------------------------------------------------------------

                             Cash Compensation                               Security Grants
-------------------------------------------------------------------------------------------------------------------
                                                                                               Number of
                             Annual                      Consulting                            Securities
                             Ret.         Meeting        Fees/Other        Number of           Underlying
Name                         Fees ($)     Fees ($)       Fees ($)          Shares (#)          Options/SARs
            (a)                   (b)           (c)      (1)    (d)        (2)     (e)         (3)     (f)
-------------------------------------------------------------------------------------------------------------------
Dr. Ronald Swallow               -0-            -0-             -0-               -0-               73,000
-------------------------------------------------------------------------------------------------------------------

Stuart French                     -0-           -0-             -0-               -0-              150,000
-------------------------------------------------------------------------------------------------------------------

Dr. Richard Swallow               -0-           -0-             -0-               -0-               27,000
-------------------------------------------------------------------------------------------------------------------

(1) Does not include compensation paid as employees of the Company. See "Summary Compensation Table" for a description of Dr. Ronald Swallow and Stuart French compensation programs.

(2) Does not include shares issued in connection with the reincorporation of the Company in Delaware. See "Item 2."

(3) These options were granted as part of their total compensation as officers, employees, and directors of the Company. The Board made no specific designation as the individual amount allocations with regard to these services.

Limitation of Directors' Liability; Indemnification

         Pursuant to Tellurian's By-Laws, Tellurian must, to the fullest extent permitted by the General Corporation Law of the State of Delaware (the "GCL"), as amended from time to time, indemnify all persons (e.g., directors and officers) whom it may indemnify pursuant thereto and to advance expenses incurred in defending any proceeding for which such right to indemnification is applicable, provided that, if the GCL so requires, the indemnitee must provide Tellurian with an undertaking to repay all amounts advanced if so determined by a final judicial decision. Tellurian's Certificate of Incorporation contains a provision eliminating, to the full extent permitted by Delaware law, the personal liability of Tellurian's directors for monetary damages for breach of a fiduciary duty. By virtue of this provision, under current Delaware law, a director of Tellurian will not be personally liable for monetary damages for breach of his fiduciary duty as a director, except for liability for (i) any breach of his duty of loyalty to Tellurian or to its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) dividends or stock purchases or redemptions that are unlawful under Delaware law and (iv) any transaction from which he derives an improper personal benefit. This provision of Tellurian's Certificate of Incorporation pertains only to breaches of duty by directors as directors and not in any other corporate capacity such as officers, and limits liability only for breaches of fiduciary duties under Delaware corporate law and not for violations of other laws such as the federal securities laws. As a result of the inclusion of such provision, stockholders may be unable to recover monetary damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. The inclusion of this provision in Tellurian's Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action if successful, might otherwise have benefited Tellurian and its stockholders.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth certain information as of March 31, 1997 (except as otherwise noted below) regarding the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of its Common Stock and all executive officers and directors, both individually and as a group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person within sixty days of March 31, 1997 are considered outstanding, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.

                                        Amount
                                      and Nature          Approximate
Name and Address of                  of Beneficial          Percent
Beneficial Owner (1)                  Ownership (1)       of Class (2)
--------------------                  -------------       ------------

Dr. Ronald Swallow (3)(4)               297,908                9.8

Dr. Richard Swallow(3)(5)               109,481                3.6

Stuart French(3)(6)                      49,261                1.6

Michael Hurd (3)(7)                           0                  0
All officers and directors
 as a group (4 persons)(7)(8)           456,650               15.0

Mary Elizabeth
  Huggins Trust (9)                     430,049               14.2
John A. Bruno (10)                      265,000                8.3
-------------

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2) Based upon 3,025,000 shares outstanding without giving effect to the issuance of shares under the Company's outstanding Warrants and Stock Options.

(3) The address for Dr. Ronald Swallow, Stuart French, Dr. Richard Swallow and Michael Hurd is c/o Tellurian, Inc. at 300K Route 17 South, Mahwah, NJ 07430.

(4) Does not include options to purchase 73,000 shares, which options become exercisable at $5.00 per share commencing July 1, 1997.

(5) Does not include options to purchase 27,000 shares, which options become exercisable at $5.00 per share commencing July 1, 1997.

(6) Does not include options to purchase 150,000 shares, which options become exercisable at $5.00 per share commencing July 1, 1997.

(7) Does not include options to purchase 40,000 shares, which options become exercisable at $5.25 per share commencing July 1, 1998.

(8) Does not include options to purchase 290,000 shares, which options become exercisable at $5.00 per share commencing July 1, 1997.

(9) Trust set up by Charles H. Powers, a founder and former shareholder, officer and director of the Company, for the benefit of his granddaughter, with Jane Powers Huggins as Trustee. The Trustee's address is 2419 West Sumter, Florence, SC 29572.

(10) The address for Mr. Bruno is c/o J.W. Barclay & Co., Inc., One Battery Park Plaza, 3rd Floor, New York, NY 10004. John A. Bruno, is a principal of Barclay, a registered broker-dealer, which beneficially owns 85,065 shares of Common Stock of the Company as of December 31, 1996. Michael J. Wills and John C. Cioffeletti, who are also principals of Barclay, beneficially own 125,000 and 105,000 shares of the Company's Common Stock, respectively, as of December 1996. Mr. Bruno does not affirm the existence of a group and none of the shares owned by Barclay or Messrs. Wills or Cioffeletti are included in the table above as beneficially owned by Mr. Bruno. The information contained in this Form 10-KSB with respect to Mr. Bruno is derived from a Schedule 13-G filed by Mr. Bruno on February 14, 1997.


Item 12. Certain Relationships and Related Transactions.

                  Effective July 2, 1996, Tellurian, Inc., a South Carolina corporation, reincorporated in Delaware under the same name by merging itself into a wholly owned subsidiary formed for that purpose on January 25, 1996. All references in this Form 10-KSB to the "Company" or "Tellurian" include Tellurian, Inc., a South Carolina corporation, unless the context indicates otherwise. The following discussion regarding the issuances of shares gives retroactive effect to such merger.

         In March 1995, Tellurian completed a private placement of 600,000 shares of its common stock for a purchase price of $100,000. Investors in the private placement were Dennis Giunta (200,000 shares), Joseph Defalco (125,000 shares), Matthew Langden (125,000 shares), John Bruno (45,000 shares), John Cioffoletti (45,000 shares), Michael Wills (45,000 shares) and Douglas Spinosa (15,000 shares). Messrs. Bruno, Cioffoletti and Wills are principals, and Mr. Spinosa is an employee of J.W. Barclay & Co., Inc.

         In March 1995, Dr. Ronald Swallow and Dr. Richard Swallow transferred from their holdings, without payment therefore, an aggregate of 152,710 shares of Tellurian to nine non-affiliated persons including 49,261 shares to Stuart French, and subsequently, they transferred 100,000 shares to Charles Power, a founder of the Company.

         Since the inception of Tellurian, Charles Powers has advanced monies to Tellurian for working capital purposes and the acquisition of certain technological licensing rights from TTY relating to Tellurian's image generator. As of May 31, 1996, Mr. Powers was owed approximately $752,000, inclusive of interest at a rate of 10% per annum. Such $752,000 includes $470,505 of principal and $281,693, of accrued and unpaid interest (including $127,460 of interest accumulated between January 1, 1994 and May 31, 1996).

From January 1, 1994 until May 31, 1996, the Company has repaid Powers a total of $100,000, which payment was made in January 1996. In June 1996, Tellurian entered into agreements with Mr. Powers which provided that upon his receipt from Tellurian of $121,200 in reduction of outstanding indebtedness, Tellurian's remaining indebtedness owing to him will not be payable until November 1, 1997. To help secure repayment of such $121,200, Tellurian granted to Mr. Powers a security interest in its contract with Voyager (such security interest being limited to receive all payments from the income stream under the contract up to $121,100) and assigned to him Tellurian's right to receive $121,200 of payments required to be made under Tellurian's agreement with Voyager. As of December 31, 1996, Tellurian has paid Mr. Powers $121,200. As of December 31, 1996, the Company owes Mr. Powers approximately $660,000.

         Since inception, Ronald Swallow, Richard Swallow, their family members and Stuart French have made various cash loans to Tellurian that are repayable upon demand together with interest at the rate of 10% per annum. As of December 31, 1996, Tellurian owed $152,544 (inclusive of interest) to family members of Doctors Ronald and Richard Swallow.

         Tellurian completed a Private Placement of securities for an aggregate sum of $750,000 between December 1995 and January 1996, consisting of (i) $192,000 in principal amount of unsecured and subordinated 8% Promissory Notes due December 27, 1997 and $528,000 in principal amount of unsecured and subordinated 8% Promissory Notes due January 22, 1998, with such Notes providing for accelerated payment upon the completion of the Offering, and (ii) 3,000,000 Common Stock Purchase warrants sold at a price of $.01 per warrant. Each warrant entitles the holder thereof to purchase one share of Common Stock at a price of $6.00 per share, subject to adjustment, at any time for a period of five years from the date of issuance. The Warrants provided that in the event that the Company completes an initial public offering, the warrants shall be automatically exchanged for Warrants identical to those sold to the public. This exchange became effective on November 8, 1996, the completion date of the Company's public offering. As compensation for its services as placement agent of such private placement. J. W. Barclay & Co., Inc. was paid a commission of $75,000 and an expense allowance of $22,500 and was issued 300,000 Common Stock Purchase Warrants for a cash consideration of $6,000. On June 27, 1996, J. W. Barclay & Co., Inc. returned the 300,000 Warrants to the Company and the Company agreed to pay $6,000 to J. W. Barclay & Co., Inc. upon the completion of the Company's Public Offering.

         On June 27, 1996, the Company issued its promissory notes in the principal amount of $175,000 to three non-affiliated persons and received net proceeds of approximately $148,000 after deduction of certain compensation to the Placement Agent of such offering, J.W. Barclay & Co., Inc., of $26,250. Of the $175,000 of Notes, (i) $150,000 was repaid on November 8, 1996, and (ii) $25,000 was converted into 25,000 shares of the Company's Common Stock on November 8, 1996.

         Management believes that all transactions with officers, directors and shareholders of the Company (and affiliated companies) were made on terms no less favorable to the Company than those available from unaffiliated parties. It is intended that any future transactions with officers, directors and affiliates of the Company will be made on terms no less favorable to the Company than those available from unaffiliated parties.


Item 13. Exhibits and Reports on Form 8-K.

(a)(1)(2)         Financial Statements/Schedules.

                  A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 7, and appears at Page F-1 of this Report; which list is incorporated herein by reference and follows Item 8.

(a)(3)  Exhibits

         All exhibits have been previously filed and are incorporated by reference from the Registrant's Form SB-2 Registration Statement (File no. 333-9741) unless otherwise noted below.

   2 Agreement and Plan of Merger; Certificate of Ownership and Merger Delaware); Articles of Merger (South Carolina)

   3(a)  Articles of Incorporation of Registrant

   3(b)  By-Laws of Registrant

   4(a)  Specimen of Common Stock

   4(b)  Form of Warrant Agreement (including form of Warrant)

   4(c)  Form of Underwriter's Warrant

  10(a) Indemnification Agreement dated October 10, 1995 between Charles Powers and the Registrant and an amendment thereto dated June 17, 1996

   10(b) Assignment of Contract Rights dated October 9, 1995 between Charles
         Powers and the Registrant and an amendment thereto dated June 17, 1996

   10(c) Employment Agreement dated November 8, 1996 between Dr. Ronald Swallow and the Registrant *

   10(d) Employment Agreement dated November 8, 1996 between Stuart French and the Registrant *

   10(e) Lease for Facilities in Mahwah, New Jersey *

   10(f) Transfer Technology Agreement dated January 1, 1996 between Voyager
         Graphics, Inc. and the Registrant

   10(g) Agreement dated November 14, 1994 between TTY Graphics, Inc., Voyager
         Simulation Ltd. and the Registrant.

   10(h) Letter Agreement dated May 26, 1995 between the Registrant and TTY
         Graphics, Inc. and amendment thereto dated July 17, 1996.

   10(i) Agreement dated November 5, 1991 by and among Greg Gustin, Pat Lowe as
         Trustee for the Estate of Quantum Graphics, Inc. and TTY Graphics, Inc.

   10(j) Assignment Agreement dated as of November 5, 1991 between TTY Graphics,
         Inc. and the Registrant

   10(k) Letter Agreement dated August 1, 1996 and August 2, 1995 between Greg
         Gustin and the Registrant

   10(l) Agreement dated July 23, 1996 between TTY Graphics, Inc. and the
         Registrant

   10(m) 1996 Incentive and Non-Statutory Stock Option Plan

   10(n) Promissory Note dated December 27, 1995, issued to Imafina S.A.

   10(o) Promissory Note dated January 22, 1996 issued to Jericho Limited

   10(p) Form of Convertible Promissory Note dated June 27, 1996 issued to
         Andrew Nicoletta, Karen Bulavinetz and Alec McDonald

   10(q) Form of Non-Convertible Promissory Note dated June 27, 1996 issued to
         Andrew Nicoletta, Karen Bulavinetz and Alec McDonald

   10(r) Common Stock Purchase Warrants dated December 27, 1995 issued to
         Imafina S.A.

   10(s) Common Stock Purchase Warrants dated January 22, 1996 issued to Jericho
         Limited.

   10(t) Letter dated March 19, 1996 between Eye Wonder Studios and the
         Registrant

   10(u) Consulting Agreement dated November 5, 1996 with J.W. Barclay & Co.,
         Inc.

   10(v) Merger and Acquisition Agreement dated November 5, 1996 with J.W.
         Barclay & Co., Inc.

   10(w) Letter Agreement between the Registrant and Charles Powers

   10(x) Letter Agreement between the Registrant and Fightertown

   10(y) Letter Agreement between the Registrant, Voyager Graphics Inc., Voyager
         Simulation Company, Ltd. and TTY Graphics, Inc.

   11    Earnings per share - See notes to financial statements

   21    Subsidiaries of Registrant - None during 1996

   27    Selected Financial Data*

----------

*    Filed herewith.

(b)  Reports on Form 8-K

         During the three months ended December 31, 1996, a Form 8-K was not filed or required to be filed.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TELLURIAN, INC.


                                              By: /s/ Stuart French
                                                  -----------------------------
                                                   Stuart French, President


Dated:   Mahwah, New Jersey
                  April 14, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signatures                   Titles                        Date
           ----------           ----------------------          --------------

/s/ Dr. Ronald Swallow          Chairman of the Board,
--------------------------      Chief Executive Officer         April 14, 1997
Dr. Ronald Swallow


/s/ Stuart French               President  and Director         April 14, 1997
--------------------------
Stuart French


/s/ Dr. Richard Swallow          Vice President                  April 14, 1997
--------------------------       and Director
Dr. Richard Swallow


/s/ Michael Hurd                 Vice President of
--------------------------       Administration and
Michael Hurd                     Finance and Chief
                                 Accounting Officer and
                                 Director                      April 14, 1997