Form 10QSB/A
period 1996-09-30
TELLURIAN INC /NJ/
filed 1997-05-14
CIK 1018039

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A1


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

         Tellurian intends to utilize the EAGLE technology to build its own complete game units and use these units to establish one or more TEC's or LBE's to be owned by Tellurian or jointly with others. Depending upon the cash requirements of the entertainment center, Tellurian may finance it utilizing a portion of the proceeds of its recently completed offering or Tellurian may enter into joint venture or revenue sharing agreements with third parties such as existing owners and operators of such centers. In some cases, the Company may provide the equipment for the center and assist in the designing, developing, construction and theming of the center. The Company has no experience in owning, financing and operating such centers, and is likely to be dependent in such areas upon third parties to assist it or participate with it in establishing such centers. There can be no assurances that Tellurian will be successful in establishing or entering into revenue sharing agreements for one or more such centers and deriving operating profits from such operations.

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





                                              TELLURIAN, INC.

                                              --------------------
                                              (Registrant)




Dated: May 14, 1997                           /s/Stuart French
                                              --------------------------------
                                              Stuart French, President and
                                              Director

                                              /s/Michael Hurd
                                              --------------------------------
                                              Michael Hurd, Vice President of
                                              Administration and Finance
                                              and Chief Accounting Officer
                                              and Director