Form 10QSB
period 1997-03-31
TELLURIAN INC /NJ/
filed 1997-05-15
CIK 1018039

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-21645

                                 Tellurian, Inc.
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                       22-3451918
-----------------------------                           -------------
(State or other jurisdiction)                           (IRS Employer
                                                       Incorporation or
                                                       Organization No.)

300K  Route 17 South
Mahwah, New Jersey                                          07430
----------------------------------------                -------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code: (201) 529-0939
                    ----------------

                                      None
 -------------------------------------------------------------------------------
 Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  x . No    .
                                       ---     ---

The number of shares issued of the Registrant's Common Stock, as of May 13, 1997 was 3,025,000 shares of Common Stock.

                                      INDEX



                                                                           Page
                                                                          Number



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets.................................................3
   March 31, 1997 (Unaudited) and
   December 31, 1996


Consolidated Statements of Operations.......................................4
   Three Months ended March 31, 1997
   and March 31, 1996 (Unaudited)


Consolidated Statements of Cash Flows.......................................5
   Three Months ended March 31, 1997
   and March 31, 1996 (Unaudited)


Notes to Consolidated Financial Statements (Unaudited)......................6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.........................................................8


PART II. OTHER INFORMATION.................................................13


SIGNATURES.................................................................14

                         TELLURIAN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31, 1997   December 31, 1996
                                                       (Unaudited)               (a)
                ASSETS

CURRENT ASSETS:
   Cash                                                 $  519,148          $1,761,186
   Marketable Securities                                 1,971,250             968,722
   Accounts Receivable, net of allowance
                 for doubtful accounts of $115,000
                 and $115,000, respectively                 67,805              19,362
   Inventories                                             557,851             287,851
   Prepaid Consulting Fees                                  74,625              74,625
   Prepaid Expenses and Other Current Assets                23,138              13,856
                                                        ----------          ----------
                  Total Current Assets                   3,213,817           3,125,602

PROPERTY AND EQUIPMENT- at cost
   less accumulated depreciation                           349,510             206,176
                                                        ----------          ----------
OTHER ASSETS:
   Deferred Costs                                                -              50,000
   Marketable Securities                                         -           1,006,664
   Security Deposits                                        85,572              47,750
   Prepaid Consulting Fees                                  43,531              62,187
                                                        ----------          ----------
                    Total Other Assets                     129,103           1,166,601
                                                        ----------          ----------
                     Total Assets                       $3,342,920          $4,292,203
                                                        ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                     $    3,793          $   49,754
   Accrued Expenses                                         91,428              60,020
   Payroll Payable                                               -              98,399
   Payroll Taxes Payable                                     8,096              34,494
   Consulting Fees Payable                                  32,644              46,594
   Notes Payable--Related Parties                          496,736             496,736
   Interest Payable--Related Parties                       323,856             315,306
   Deferred Revenue                                         56,008              80,448
                                                        ----------          ----------
                     Total Current Liabilities           1,012,561           1,181,751
                                                        ----------          ----------
EQUITY
STOCKHOLDERS' EQUITY:
   Common Stock--$.01 par value
       Authorized - 10,000,000 shares
       Issued & Outstanding - 3,025,000 shares              30,025              30,025
   Additional Paid-in Capital                            6,345,387           6,345,387
   Accumulated Deficit                                  (3,695,544)         (3,058,784)
                                                        ----------          ----------
        Total Stockholders' Equity                       2,679,868           3,316,628
                                                        ----------          ----------
        Total Liabilities and Stockholders' Equity      $3,692,429          $4,498,379
                                                        ==========          ==========

         (a) The balance sheet at December 31, 1996 has been derived from audited financial statements at that time.

    The accompanying notes are an integral part of the financial statements.

                         TELLURIAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31
                                                      1997              1996

REVENUES                                         $    81,285       $    54,898

COST OF GOODS SOLD                                    63,662            57,704
                                                 -----------       -----------
GROSS PROFIT                                          17,623            (2,806)
                                                 -----------       -----------

OPERATING EXPENSES:

          Research and Development                   204,087           180,546
          Selling                                    115,256            27,211
          General and Administrative                 372,837           114,538
                                                 -----------       -----------
                                                     692,180           322,295
                                                 -----------       -----------

LOSS FROM OPERATIONS                             $  (674,557)      $  (325,101)
                                                 -----------       -----------

OTHER INCOME AND EXPENSES:

          Other Income                                50,097             7,539
          Interest Expense                                 0           (11,795)
          Interest Expense--Related Parties          (12,300)          (14,826)
                                                 -----------       -----------
                                                      37,797           (19,082)
                                                 -----------       -----------

NET LOSS                                         $  (636,760)      $  (314,183)
                                                 ===========       ===========
NET LOSS PER COMMON SHARE                        $     (0.21)      $     (0.22)
                                                 ===========       ===========
WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                3,025,000         1,600,000
                                                 ===========       ===========









     The accompanying notes are an integral part of the financial statements

                         TELLURIAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              March 31,
                                                                        1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                        $(   636,760)     $(   344,183)
   Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities:
         Depreciation and Amortization                                   13,674             2,842
         Reclassification of Marketable Securities                        4,136              --
         Changes in Assets and Liabilities
            Accounts Receivable                                         (48,443)             --
            Inventories                                                (270,000)          (31,883)
            Prepaid Expenses and Other Current Assets                    (9,282)            7,811
            Deferred Costs                                               50,000          (125,383)
            Security Deposits                                           (37,822)             --
            Prepaid Consulting Fees                                      18,656              --
            Cash Overdraft                                                                 31,080
            Accounts Payable                                            (45,961)           21,609
            Accrued Expenses                                             31,408           (68,276)
            Payroll Payable                                             (98,399)           73,503
            Payroll Taxes Payable                                       (26,398)         (129,501)
            Consulting Fees Payable                                     (13,950)           24,600
            Interest Payable--Related Parties                             8,550            26,621
            Deferred Revenue                                            (24,440)             --
                                                                   ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                (1,085,031)         (385,777)
                                                                   ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchases of Property and Equipment                              (157,007)           (6,680)
                                                                   ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                  (157,007)           (6,680)
                                                                   ------------      ------------

NET CASH FROM FINANCING ACTIVITIES:
      Proceeds from issuance of warrants in connection
         with private placement                                                            28,000
      Proceeds from notes payable--related parties                                          5,565
      Repayments from notes payable--related parties                                     (100,000)
      Repayments of notes payable--other                                                      351
      Proceeds from long-term debt                                                        528,000
      Payments of deferred offering costs                                                (108,589)

NET CASH USED IN
      FINANCING ACTIVITIES                                                 --             353,327

NET CHANGE IN CASH                                                   (1,242,038)          (39,130)
         CASH--Beginning                                              1,761,186            39,130
                                                                   ------------      ------------

         CASH--Ending                                              $    519,148      $       --
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash Paid for Interest                                    $      3,750      $      6,000
         Cash Paid for Income Taxes                                         150              --

     The accompanying notes are an integral part of the financial statements
                                        5

                         TELLURIAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)


NOTE 1--Presentation Basis

         The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1996, which were included in its Form 10-K filing dated April 15, 1997. Such statements should be read in conjunction with the data herein.

NOTE 2 - Formation of Subsidiary

         In March 1997, the Company formed a subsidiary in the Province of Ontario, Canada, in which the Company holds an 87.5 percent interest. No minority interest in this corporation at March 31, 1997 has been recognized since it has been deemed to be immaterial.

NOTE 3 - Interim Consolidated Financial Statements

         The consolidated balance sheet of the Company at March 31, 1997 and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 are unaudited but include all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

NOTE 4 - Marketable Securities

         At December 31, 1996, the Company had classified all of its marketable securities as held-to-maturity. During the quarter ended March 31, 1997, circumstances changed in that the Company now intends to sell these securities at some point during this fiscal year in order to finance its planned business activities. Accordingly, the securities have been reclassified as "available-for-sale."

                         TELLURIAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)


NOTE 5 -- Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding during the period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY AND
                                 ITS SUBSIDIARY




RECENT DEVELOPMENTS


Cyberport

         During the first quarter of 1997, the Company initiated the creation of a controlled subsidiary corporation in Ontario, Canada. The Niagara subsidiary is 87.5% owned by Tellurian and 12.5% owned by an unrelated party. It will develop and operate a Tourist Entertainment Center ("TEC") in Niagara Falls, Ontario, Canada (hereinafter referred to as "Cyberport"). This center will operate from a 40,000 square foot building which the Niagara subsidiary leased during April 1997 in what is commonly referred to as the "Casino District" (also known as "Clifton Hill") of Niagara Falls. Cyberport, which is a TEC, differs from the more common Location Based Entertainment Center ("LBE"), in that the market of a TEC is intended to be the family vacationer rather than the local, repeat customer.

         The Company plans to open this facility during the latter part of the second quarter of 1997 in order to take advantage of the significant seasonal traffic flow in the Niagara area during the summer months. The Company believes its ability to complete this facility and operate it successfully depends on elements both within and outside of its control, including the success of its products incorporated into this venture as well as the potential competition which it will face from existing and new entrants into the tourism market in the Niagara Falls area. Some of the potential competitors have more experience than the Company in opening and managing tourist facilities and many have more financial resources than the Company. There can be no assurance that the project will open and perform successfully.

         The Company expects that a significant portion of its immediate future revenues are dependent upon the successful operation of the Cyberport facility and the likely sales leads for EAGLE that this venture may generate.

Voyager

         In January 1996, Tellurian signed a Technology Transfer Agreement with Voyager (a Taiwanese corporation) pursuant to which Tellurian granted Voyager an irrevocable, exclusive, assignable, fully paid license (the "License") to be the exclusive supplier of the EAGLE Image Generator in various Asian and Mid-East countries. In consideration of the License and technology transfer, Voyager agreed to pay Tellurian $1,500,000, of which Tellurian has agreed that Voyager will pay $650,000 to two parties unrelated to Tellurian for their services in connection with such contract resulting in a net amount of $850,000 to Tellurian. As of September 30,1996, Tellurian had recognized revenues totaling approximately $660,000 of the above referenced $850,000 from Voyager. In addition, Voyager purchased certain hardware items valued at approximately $60,000 in order to allow them to test their applications. Therefore, the total net amount due Tellurian under this contract is approximately $910,000. As of March 31, 1997, Tellurian received payments totaling $550,000.

         Management has taken steps to enforce Tellurian's rights under its contractual arrangements with Voyager. However, as of the filing date of this report, Voyager has not responded to Tellurian's demand for payment. Management is currently evaluating any options remaining open to it to enforce its rights of collection.


Plan of Operation

         The Company plans to focus its efforts on the following three areas:
(i) entering into joint ventures or revenue sharing agreements with third parties for the purpose of owning, operating, and/or having an interest in one or more TECs or LBEs for the sale and/or use of its virtual reality game units;
(ii) increasing revenues through marketing efforts of its new EAGLE product;
(iii) developing its virtual reality helmet and motion system and establishing a virtual reality showplace for demonstrations of Tellurian's products.

         The Company intends to pursue the development of other Cyberport facilities once the initial location is operational. Management believes that the Cyberport concept represents the best available means of marketing its existing products as well as providing a dependable revenue stream from admission fees of clients using the Cyberport facilities. The initial facility in Niagara Falls will also serve as the demonstration center for the Company.

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

         Tellurian intends to utilize the EAGLE technology to build its own complete game units and use these units to establish one or more TEC's or LBE's to be owned solely by Tellurian or jointly with others. Depending upon the cash requirements of the entertainment center, Tellurian may finance it utilizing a portion of the proceeds of its recently completed offering or Tellurian may enter into joint venture or revenue sharing agreements with third parties such as existing owners and operators of such centers. In some cases, the Company may provide the equipment for the facility and assist in the designing, developing, construction and theming of the center. The Company has no experience in owning, financing, and operating such centers, and is likely to be dependent in such areas upon third parties to assist it or participate with it in establishing such centers. There can be no assurances that Tellurian will be successful in establishing or entering into revenue sharing agreements for one or more such centers and deriving operating profits from such operations.

         The Company has estimated the net proceeds from its recently completed offering together with revenues from operations will be sufficient to meet the Company's cash requirements for a period of between 12 and 15 months following the date hereof. However, there can be no assurance that unexpected future developments may result in the Company requiring additional financing, and that if required, additional financing will be available to the Company.

Results of Operations

Three Months Ended March 31, 1997 vs. March 31, 1996

         Tellurian's net sales for the three months ended March 31, 1997 were $81,825, an increase of $26,387 or 48.1% over the comparable period of the prior year. For the three months ended March 31, 1997, the Company's gross profit was $17,623 as compared to a gross loss of $2,806 for the comparable period of the prior year. Revenues derived from the sale of image generators and ancillary software increased by $111,058 for the three months ended March 31, 1997, as compared to the comparable period of the prior year. Such increase was primarily due to the delivery of a large order to a maritime training and simulation facility.

         Tellurian's research and development activities for the three months ended March 31, 1997 was $204,087, representing an increase of $23,541 over the respective period of the prior year. The increase in research and development activities related to Tellurian's development of the EAGLE, Tellurian's new image generator product specifically designed for the virtual reality entertainment market. Research and development activities include costs of the Company's product design, quality insurance, engineering support activities and microcode consulting.

         Selling, general and administrative expenses for the three months ended March 31, 1997 were $488,093, an increase of $346,344 or approximately 244% from the comparable period of the prior year. The increases in selling, general and administrative expenses were substantially due to costs incurred in connection with the development of the Cyberport facility, increased costs of professional services related to the requirements imposed by virtue of the Company's recently concluded Initial Public Offering, rent, and the employee medical plan.

         Selling, general and administrative expenses expressed as a percentage of sales was approximately 600% for the three months ended March 31, 1997, an increase of approximately 342% from the comparable period of the prior year.

         For the three months ended March 31, 1997, interest expense was $12,300 as compared to $26,621 for the comparable period of the prior year. This decrease was due to the significant repayments of debt made by following the completion of the Company's Initial Public Offering.

         Tellurian's net loss for the three months ended March 31, 1997 was $636,760 as compared to $344,183 for the comparable period of the prior year. The increase in the net loss was primarily due to increases in levels of activity in the development of the EAGLE and the costs associated with the start-up of Cyberport Niagara, Inc.

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

         In November 1996, the Company sold 1,400,000 shares of its Common Stock at an offering price of $5.00 per share and 2,127,500 Common Stock Purchase Warrants at an offering price of $.25 per share. The Warrants are exercisable over a period of five years expiring in November, 2001 at an exercise price of $6.00 per share. The Company received net proceeds of approximately $6,200,000 from the offering. The Company believes that the proceeds of such offering combined with cash from operations will be sufficient to meet its cash and liquidity needs over the next twelve to fifteen months.

         During the three months ended March 31, 1997 and 1996, net cash of $1,085,031 and $385,777, respectively, was used in operating activities. During the three months ended March 31, 1997 and 1996, net cash of $157,007 and $6,680, respectively, was used in investing activities to purchase property and equipment. During the three months ended March 31, 1997 and 1996, net cash was provided by financing activities totaling $0 and $353,327, respectively.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:                          None

Item 2.  Changes in Securities:                      None

Item 3.  Defaults Upon Senior Securities:            None

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information:                          None

Item 6.  Exhibits and Reports on Form 8-K:

                  (a)  Exhibits
                       10.1 -Lease with Jolin Realty
                       10.2 -Consultant Agreement
                       10.3 -Employment Contract with Robert Winterford
                       10.4 -Purchase Agreement Option with Niacan Ltd.
                       10.5 -Intellectual Property Agreement with Eye Wonder
                       11   -Earnings per Share (See Income Statement)
                       27   -Financial Data Schedule

                  (b)  No reports on Form 8-K were filed during the
                           quarter ended March 31, 1997.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 TELLURIAN, INC.
                                                 -----------------------
                                                 (Registrant)



                                                 /s/ Stuart French
Dated:  May 14, 1997                             -------------------------------
                                                 Stuart French, President and
                                                 Director



                                                 /s/ Michael Hurd
                                                 -------------------------------
                                                 Michael Hurd, Vice President of
                                                 Administration and Finance
                                                 and Chief Accounting Officer
                                                 and Director