Form 10QSB
period 1997-06-30
TELLURIAN INC /NJ/
filed 1997-08-14
CIK 1018039

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-21645

                                 Tellurian, Inc.
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    22-3451918
--------------------------------------------------           ----------
(State or other jurisdiction                               (IRS Employer of
  incorporation or organization)                          Identification No.)

300K  Route 17 South
Mahwah, New Jersey                                              07430
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code: (201) 529-0939
                     --------------
                                      None
       ------------------------------------------------------------------
 Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __x__. No _____.

The number of shares issued of the Registrant's Common Stock, as of June 30, 1997 was 3,025,000 shares of Common Stock.

                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Balance Sheets...................................................3
         June 30, 1997 (Unaudited) and
         December 31, 1996

 Consolidated Statements of Operations.........................................4
         Three Months and Six Months ended June 30, 1997 and June 30, 1996 (Unaudited)

 Consolidated Statements of Cash Flows.........................................5
         Six Months ended June 30, 1997
         and June 30, 1996  (Unaudited)

 Notes to Consolidated Financial Statements (Unaudited)........................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of  Operations........................8

PART II. OTHER INFORMATION....................................................12

SIGNATURES....................................................................13

EXHIBIT 27....................................................................14

                         TELLURIAN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                              June 30, 1997       December 31, 1996
                                                                                (Unaudited)              (a)
CURRENT ASSETS:
   Cash                                                                       $   572,523            $ 1,761,186
   Marketable Securities                                                                0                968,722
   Accounts Receivable, net of allowance for
      doubtful accounts of $10,000 and $115,000, respectively                     254,261                 19,362
   Inventories                                                                    379,339                287,851
   Prepaid Consulting Fees                                                         74,625                 74,625
   Prepaid Expenses and Other Current Assets                                      138,955                 13,856
                                                                              -----------            -----------
           Total Current Assets                                                 1,419,703              3,125,602
                                                                              -----------            -----------
PROPERTY AND EQUIPMENT- at cost
   less accumulated depreciation                                                2,734,894                206,176
                                                                              -----------            -----------
OTHER ASSETS:
   Security Deposits                                                              232,740                 47,750
   Prepaid Consulting Fees                                                         23,873                 62,187
   Deferred Costs                                                                       0                 50,000
   Marketable Securities                                                                0              1,006,664
                                                                              -----------            -----------
           Total Other Assets                                                     256,613              1,166,601
                                                                              -----------            -----------
                                                                                4,411,210              4,498,379
                                                                              ===========            ===========
CURRENT LIABILITIES:
   Accounts Payable                                                           $   993,085            $    49,754
   Accrued Expenses                                                                82,444                 60,020
   Payroll Payable                                                                      0                 98,399
   Payroll Taxes Payable                                                            6,491                 34,494
   Consulting Fees Payable                                                         25,000                 46,594
   Notes Payable                                                                  162,464                      0
   Notes Payable--Related Parties                                                 496,736                496,736
   Interest Payable--Related Parties                                              332,405                315,306
   Deferred Revenue                                                                56,008                 80,448
                                                                              -----------            -----------
           Total Current Liabilities                                            2,154,633              1,181,751
                                                                              ===========            ===========
STOCKHOLDERS'  EQUITY:
   Common Stock--$.01 par value
      Authorized - 10,000,000 shares
      Issued and Outstanding - 3,025,000 shares                                    30,025                 30,025
   Additional Paid-in Capital                                                   6,345,387              6,345,387
   Accumulated Deficit                                                         (4,118,835)            (3,058,784)
                                                                              -----------            -----------
           Total Stockholders' Equity                                           2,256,577              3,316,628
                                                                              -----------            -----------
                                                                                4,411,210              4,498,379
                                                                              ===========            ===========

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that time.

    The accompanying notes are an integral part of the financial statements.

                         TELLURIAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              Six Months Ended             Three Months Ended
                                                                  June 30,                      June 30,
                                                          1997             1996            1997            1996
                                                     ------------     ------------     -----------     -------------

REVENUES                                              $   299,616      $   542,284     $   218,331      $   487,386

COST OF GOODS SOLD                                        162,080           82,059          48,418           24,355
                                                      -----------      -----------     -----------      -----------

GROSS PROFIT                                              137,536          460,225         119,913          463,031
                                                      -----------      -----------     -----------      -----------

OPERATING EXPENSES:

     Research and Development                             397,843          275,030         193,756           94,484
     Selling                                              161,157           53,131          45,901           25,920
     General and Administrative                           661,210          179,897         288,373           65,359
                                                      -----------      -----------     -----------      -----------
                                                        1,220,210          508,058         528,030          185,763
                                                      -----------      -----------     -----------      -----------

PROFIT (LOSS) FROM OPERATIONS                          (1,082,674)         (47,833)       (408,117)         277,268
                                                      -----------      -----------     -----------      -----------

OTHER INCOME AND EXPENSES:

     Other Income                                          50,917            8,711             820            1,172
     Interest Expense                                      (3,694)         (26,342)         (3,694)         (14,547)
     Interest Expense--Related Parties                    (24,598)         (29,546)        (12,298)         (14,720)
                                                      -----------      -----------     -----------      -----------
                                                           22,625          (47,177)        (15,172)         (28,095)
                                                      -----------      -----------     -----------      -----------

NET PROFIT (LOSS)                                      (1,060,049)         (95,010)       (423,289)         249,173
                                                      ===========      ===========     ===========      ===========

NET PROFIT (LOSS) PER COMMON SHARE                          (0.35)           (0.06)          (0.14)            0.16
                                                      -----------      -----------     -----------      -----------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                          3,025,000        1,600,000       3,025,000        1,600,000
                                                      ===========      ===========     ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                         TELLURIAN, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 1997                   1996
                                                                            ------------             -----------

CASH FLOWS FROM OPERATING ACTIVITES
    Net Loss                                                                ($1,106,355)             ($   95,010)
    Adjustments to Reconcile Net Loss to Net Cash
       Provided by (Used in) Operating Activities:
          Depreciation and Amortization                                          28,986                   44,560
          Changes in Assets and Liabilities
             Restricted Cash                                                          0                 (112,023)
             Accounts Receivable                                               (234,899)                (163,602)
             Inventories                                                        (41,488)                 (47,232)
             Prepaid Expenses and Other Current Assets                         (125,099)                   7,811
             Deferred Costs                                                      50,000                        0
             Security Deposits                                                 (184,990)                     925
             Prepaid Consulting Fees                                             38,314                        0
             Accounts Payable                                                   943,331                   64,794
             Accrued Expenses                                                    18,728                  (19,732)
             Payroll Payable                                                    (98,399)                  70,895
             Payroll Taxes Payable                                              (28,003)                (127,678)
             Consulting Fees Payable                                            (21,594)                  23,775
             Interest Payable--Related Parties                                   17,099                   29,378
             Deferred Revenue                                                   (24,440)                 106,605
                                                                            -----------              -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                                       (768,809)                (216,534)
                                                                            -----------              -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchases of Property and Equipment                                      (2,485,240)                  (7,209)
    Sale of Marketable Securites                                              1,975,386                        0
                                                                            -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                          (509,854)                  (7,209)
                                                                            -----------              -----------

NET CASH FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                  90,000                        0
    Proceeds from issuance of warrants in connection
       with private placement                                                         0                   28,000
    Proceeds from notes payable--related parties                                      0                   25,494
    Repayments of notes payable--related parties                                      0                 (100,000)
    Repayments of notes payable--other                                                0                     (149)
    Proceeds from long-term debt                                                      0                  703,000
    Payments of deferred offering costs                                               0                 (188,360)
                                                                            -----------              -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              90,000                  467,985
                                                                            -----------              -----------

NET CHANGE IN CASH                                                           (1,188,663)                 244,242
                                                                            -----------              -----------
CASH-- Beginning                                                              1,761,186                   39,130
                                                                            -----------              -----------

CASH-- Ending                                                                   572,523                  283,372
                                                                            ===========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                                  $    11,193              $     9,000
    Cash Paid for Income Taxes                                                        0                        0

SCHEDULE OF NON-CASH  ACTIVITIES:
    Purchase of property and equipment through issuance
       of note payable                                                           72,464                        0


    The accompanying notes are an integral part of the financial statements.

                         TELLURIAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

NOTE 1--Presentation Basis

         The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1996 which were included in its Form 10-K filing dated April 15, 1997. Such statements should be read in conjunction with the data herein.

NOTE 2--Interim Consolidated Financial Statements

         The consolidated balance sheet of the Company at June 30, 1997 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1997 and 1996 are unaudited but include all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

NOTE 3--Minority Interest in Subsidiary

         In March 1997 the Company formed a subsidiary, Cyberport Niagara, Inc., in the Province of Ontario, Canada, in which the Company holds an 87.5 percent interest. No minority interest in this corporation is reflected at June 30, 1997 since the loss applicable to the minority interest exceeds the minority interest in the equity capital of the corporation.

NOTE 4--Translation of Foreign Currency

The foreign currency financial statements of subsidiaries operating outside the United States are translated in accordance with the requirements of the Financial Accounting Standards Board. All income and expense accounts are translated at average exchange rates; assets and liabilities at current exchange rates; and stockholders equity and intercompany balances at historical rates. Translation adjustments were accumulated but have not been included as a separate component of equity at June 30, 1997 because they have been deemed to be immaterial.

NOTE 5--Inventories

Inventories at June 30, 1997 consist of the following:

                                            June 30, 1997      December 31, 1996
                                             (Unaudited)

                  Raw materials               $265,000               $217,663
                  Work-in-process              114,339                 43,942
                  Finished Goods                     0                 26,246
                                              --------               --------
                                              $379,339               $287,851
                                              ========               ========

NOTE 6--Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY


RECENT DEVELOPMENTS

Cyberport

 During the second quarter of 1997, the Company was able to begin conducting operations in its 87.5% owned subsidiary, Cyberport Niagara (Cyberport). Although the limited opening on Friday, June 27 was not done early enough to have any noticeable impact on the revenue for the quarter, Management believes that it was essential to open the facility in close to final form before the tourist months of July and August arrived. While Management does not believe that the traffic flow from the casual tourists in Niagara Falls will provide enough revenue to ensure the viability of Cyberport, Management believes that the exposure to the summer tourists is critical to its plans to develop the group tour business for the fall and subsequent seasons. The exit interviews of those people attending Cyberport have been extremely encouraging as has the early interest shown by tour groups controlling important segments of the Niagara Falls market.

The Company believes that its ability to operate this facility successfully depends on elements both within and outside of its control, including the success of its own products incorporated into this venture as well as the competition which it faces from existing and new entrants into the tourism market in the Niagara Falls area. Most of the competitors have more experience than the Company in opening and managing tourist facilities and have more financial resources than the Company. There can be no assurance that the project will perform successfully.

The Company expects that a significant portion of its future revenues are dependent upon the successful operation of the Cyberport facility and the sales leads for EAGLE image generators that this venture may create.


The Virtual Reality Helmet

Management continues to be encouraged by the progress it is making in completing the prototype helmet to be used in conjunction with its proprietary image generators. Significant progress has been made in solving the technical problems associated with this sound and viewing medium. A working prototype now exists, but the Company cannot be certain that the design principles it has decided upon will be successful in the marketplace. Further, the Company cannot be sure the prototype can be developed into a finished product that can be manufactured at a cost which will allow the Company to successfully market the product. Management recognizes that many competitors are actively engaged in the design and manufacture of products intended for this use. Many of these competitors have more experience in helmet design and manufacturing that the Company does, and many of these competitors have more financial resources to draw upon than the Company has. There can be no assurance that the Company's design will be successful, nor that the Company will find a ready market for the helmet if it is successful.

The Company expects that, if the helmet design is successful, this medium will replace the larger and more expensive means of delivering the video and audio images to its customers. Management believes that, if successful, the helmet will represent a significant portion of its future revenue.

Voyager

In January 1996, Tellurian signed a Technology Transfer Agreement with Voyager (a Taiwanese corporation) pursuant to which Tellurian granted Voyager an irrevocable, exclusive, assignable, fully paid license to be the exclusive supplier of the EAGLE Image Generator in various Asian and Mid-East countries. As of December 31, 1996 the Company was owed approximately $360,000 under this contract and was experiencing difficulty in collecting that remaining balance. During the second quarter of 1997 the Company received a partial payment against the open balance and agreed with Voyager on a payment schedule which, by the end of the third quarter of 1997, would ensure the Company of collection of the outstanding balance which has been reduced to reflect certain costs incurred by Voyager and certain items returned to the Company by Voyager. As of August 8, 1997, less than $12,000 remains open on this account.

Plan of Operation

The Company plans to focus its efforts on the following three areas:

1. Finding and entering into joint ventures or revenue sharing agreements with third parties for the purpose of owning, operating and/or having an interest in one or more Tourist Entertainment Centers (TEC) or Location Based Entertainment Centers (LBE) for the sale and/or use of its virtual reality game units;

2. Increasing revenues through marketing efforts of its new EAGLE product now on display at its Cyberport facility;

3. Completing the development of its virtual reality helmet with head tracking and establishing products utilizing the helmet technology.

Marketing of the new EAGLE image generator will be accomplished by directing efforts towards three different customer groups:

1. the training and simulation market where Tellurian has been selling its AT-200 unit;

2. the virtual reality game developer market through trade show exhibits, advertisements and newsletters;

3.   pursuing the interactive thrill ride market.

The Company intends to expand its customer base through trade show involvement beginning in the third and fourth quarters of 1997 at which it can demonstrate its EAGLE product and, if available, its helmet technology.

The Company intends to continue its ongoing research and development efforts and to expand and enhance the technical capability, design features and range of uses of its products.

Tellurian has designed and installed complete games units in its Cyberport facility and intends to pursue this concept in developing future TEC or LBE locations. Tellurian has financed the Cyberport facility utilizing a portion of the proceeds of its recently completed public offering and is now actively seeking investors and/or lenders to a) meet the remaining capital needs of the venture and b) release some of Tellurian's capital to allow it to pursue subsequent opportunities. The Company has limited experience in owning, financing and operating such centers, and is dependent in such areas upon third parties to assist it or participate with it in completing such centers. There can be no assurances that the Company will be successful in establishing or entering into revenue sharing agreements or financing agreements for Cyberport or any other such center or that it will be able to derive profits from such operations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 vs. June 30, 1996

Tellurian and its' subsidiary had net sales for the three months ended June 30, 1997 of $218,331, a decrease of $269,055, or 55.2% from the comparable period of the prior year. For the three months ended June 30, 1997, the Company's gross profit was $119,913, a decrease of $343,118, or 74.1% from the prior year. The principal cause of this reduction was the completion of the Voyager consulting contract at the end of 1996. During 1997, the Company did recognize approximately $200,000 of revenue with regard to the Voyager activity in 1996 which could not be recognized in 1996 due to the significant question regarding the likelihood of collection which existing at that time.

Tellurian and its' subsidiary had net sales for the six months ended June 30, 1997 of $299,616, a decrease of $242,668, or 44.7% from the comparable period of the prior year. For the six months ended June 30, 1997, the Company's gross profit was $137,536, a decrease of $322,689, or 70.1% from the prior year. The principal cause of this reduction was the completion of the Voyager consulting contract at the end of 1996.

Research and development activities for the three months ended June 30, 1997 was $193,756, representing an increase of $99,272 over the respective period of the prior year. The increase in research and development activities related partially to the development of the EAGLE equipment finalization for delivery to Cyberport and to the continued development work on the virtual reality helmet.

Research and development activities for the six months ended June 30, 1997 was $397,843, representing an increase of $122,813 over the respective period of the prior year. The increase in research and development activities, as noted above, relates to the development of the EAGLE equipment for Cyberport and to the work on the virtual reality helmet.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $334,274 an increase of $242,995 or 266.2% from the comparable period of the prior year. The increases in selling, general and administrative expenses were substantially due to the costs incurred in connection with the development of the Cyberport facility, increased costs of professional services related to the requirements imposed by virtue of the Company's recently concluded Initial Public Offering, and rent on the new Company facility in Mahwah, New Jersey. These increases were partially offset in this quarter due to the reduction of the allowance for doubtful accounts.

Selling, general and administrative expenses for the six months ended June 30, 1997 were $822,367, an increase of $589,339 or approximately253% from the comparable period of the prior year. The reasons for this increase in selling, general and administrative expenses were noted in the paragraph above.

Selling, general and administrative expenses expressed as a percentage of sales was approximately 153.1% for the three months ended June 30, 1997, an increase of approximately 134.4% from the comparable period of the prior year. Selling, general and administrative expenses was approximately 274% for the six months ended June 30, 1997, an increase of 231% from the comparable period of the prior year. The increased levels of administrative effort required as noted above coupled with the reduced revenue due to the completion of the Voyager contract caused this result.

For the three months ended June 30, 1997, interest expense was $15,992 as compared to $29,267 for the comparable period of the prior year. For the six months ended June 30, 1997, interest expense was $28,292 compared to $55,888 for the comparable period of the prior year. This decrease was due to the repayments of debt made following the completion of the Company's Initial Public Offering.

The Company's net loss for the three months ended June 30, 1997 was $423,289 as compared to a profit of $249,173 for the comparable period of the prior year. The Company's net loss for the six months ended June 30, 1997 was $1,060,049 as compared to a loss of $95,010 for the comparable period of the prior year. The increase in the net loss was primarily due to increases in levels of activity in the development of Cyberport, increased cost of research and development activities, and the loss of revenues from the Voyager contract.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997 and 1996 net cash of $768,809 and $216,534, respectively, was used in operating activities. The net loss from operations for the period ended June 30, 1997, $1,106,355, was partially offset by increases in accounts payable of $943,331. The other primary uses of cash were the increase in accounts receivable resulting from the booking of the Voyager receivable and the increase in Other Current Assets which stems from a large GST (a Canadian tax) receivable due to the Cyberport subsidiary. This tax was deposited in order to import exhibits into Canada but is refundable since the material is not for resale.

During the six months ended June 30, 1997 and 1996, net cash was used in financing activities totaling $509,854 and 7,209 respectively. The 1997 activity reflects additions to the Cyberport facility and exhibits partially offset by the sale of marketable securities held by the Company at December 31, 1996.

During the six months ended June 30, 1997 and 1996, the Company received net proceeds of $90,000 which was used to finance the purchase of property and equipment and $467,985 from financing activities.

The Company expects to meet its liquidity and cash needs from funds generated from operations together with the use of the available working capital. In the event that revenues from operations are insufficient to meet cash requirements, the Company will seek additional public or private financing. In addition, unexpected future developments may result in the Company requiring additional financing. There can be no assurances given that such financing, if required, will be available, or, if available, that it can be obtained under terms satisfactory to the Company.

The Company is concerned that a financing arrangement made with the owner of the building leased for its Cyberport facility has not, as of the date hereof, been honored. Under the terms of that commitment, the Company expects the landlord to provide $1 million Canadian dollars( approximately, $725,000 U.S. dollars) of financing for leasehold improvements made in that building. Accordingly, management has elected to show these expenditures as leasehold improvements on its consolidated balance sheet and to recognize the debt obligation associated with these improvements in spite of its agreement with the owner for those payments to be made by the owner directly to the contractors. While management believes that the owner is legally obligated to make this payment and further believes that the owner is financially capable of meeting this obligation, there can be no assurance that this obligation will be met.

                           PART II: OTHER INFORMATION




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

Item 3.  Defaults Upon Senior Securities:                              None

Item 4.  Submission of Matters to a Vote of Security Holders:          None

Item 5.  Other Information:                                            None

Item 6.  Exhibits and Reports on Form 8-K:

                  (a)  Exhibits
                           10.1 Lease with Niacan, Ltd.
                           11-  Earnings per Share (see note 2)
                           27-  Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    L E A S E
                                  (Commercial)


Made the 1st day of February, 1997

**       B E T W E E N:       117459 Ontario, Inc.
                                to be assigned to
                                   NIACAN LTD.
                            c.o.b. as "ECHO BUILDING"

                                                                (the "Landlord")

                                      -and-

                             CYBERPORT NIAGARA, INC.

                                                                  (the "Tenant")

In consideration of the rents, covenants and obligations stipulated herein, the Landlord and the Tenant have agreed to enter into a Lease of the premises known municipally as

**            5781 Ellen Avenue, Niagara Falls, Ontario, totalling
                        approximately 40,000 square feet

1.       GRANT OF LEASE

          (1)  The Landlord leases the Premises to the Tenant
               a)  at the Rent set forth in Section 2;
               b)  for the Term set forth in Section 3;
               c) subject to the conditions and in accordance with the covenants, obligations and agreements herein.

          (2) The Landlord covenants that it has the right to grant the leasehold interest in the Premises free from encumbrances except as disclosed on title.

2.       RENT

          (1) Rent means the amounts payable by the Tenant to the Landlord pursuant to this Section and includes Additional Rent.

          (2) The Tenant covenants to pay to the Landlord, during the Term of this Lease rent as follows:

                    For the First two (2) years
                    Three Hundred Thousand Dollars ($300,000) per annum (plus 7% G.S.T.) payable monthly in advance in equal installments of Twenty-Five Thousand Dollars ($25,000) on the first day of each and every month commencing on the first day of May, 1997 (base rent rebated for February and March 1997).

                    For the next Three (3) years
                    Three Hundred Sixty Thousand Dollars ($360,000) (plus 7% G.S.T.) per annum payable monthly in advance in equal installments of Thirty Thousand Dollars,

                    ($30,000) on the first day of each and every month commencing on the first day of February 1999 to and until January 31st, 2002

          (3) The Tenant covenants to pay to the Landlord a deposit for the first and last months rent in the amount of Fifty-Three Thousand, Five Hundred Dollars ($53,500).

          (4) The Tenant further covenants to pay all other sums required by this Lease to be paid by it and agrees that all amounts payable by the Tenant to the Landlord or to any other party pursuant to the provisions of this Lease shall be deemed to be additional rent ("Additional Rent") whether or not specifically designated as such in this Lease.

          (5) The Landlord and the Tenant agree that it is their mutual intention that this Lease shall be a completely carefree net lease for the Landlord and that the Landlord shall not, during the Term of this Lease, be required to make any payments in respect of the Premises other than charges of a kind personal to the Landlord (such as income and estate taxes and mortgage payments);

               a) and to effect the said intention of the parties the Tenant promises to pay the following expenses related to the Premises as Additional Rent;

                    i)    business taxes and licenses;

                    ii) utilities (including but not limited to gas, electricity, water, heat, air-conditioning);

                    iii) services supplied to the Premises, provided that this does not in any way oblige the Landlord to provide any services, unless otherwise agreed in this Lease

                    iv)   property taxes and rates, duties and assessments;

                    v)    maintenance;

                    vi)   insurance premiums;

                    vii) G.S.T.; sales tax, and any other taxes imposed on the Landlord respecting the Rent;

                    viii) all other charges, impositions, costs and expenses of every nature and kind whatsoever;

               b) and if any of the foregoing charges are invoiced directly to the Tenant, the Tenant shall pay same as and when they become due and shall produce proof of payment to the Landlord immediately if requested to do so;

                    i) but the Tenant may contest or appeal any such charges at the Tenant's own expense;

               c) and the Tenant hereby agrees to indemnify and protect the Landlord from any liability accruing to the Landlord in respect of the expenses payable by the Tenant as provided for herein;

               d) and if the Tenant fails to make any of the payments required by this Lease then the Landlord may make such payments and charge to the Tenant as Additional Rent the amounts paid by the Landlord;

                    i) and if such charges are not paid by the Tenant on demand the Landlord shall be entitled to the same remedies and may take the same steps for recovery of the unpaid charges as in the event of rent in arrears.

               e) and if the Tenant enjoys the use of any common areas and facilities not included in the Premises, the Tenant shall pay his proportionate share of the foregoing expenses relating to such common areas and facilities.

          (6) Additional Rent shall be payable in monthly installments in advance on the same dates stipulated for payment of Rent in
               Section 2(2) and the Landlord shall at least once each
                    year provide the Tenant with a statement providing such information as may be required to calculate accurately the amounts payable by the Tenant as Additional Rent:

                    a) prior to the first such statement being delivered the payments of Additional Rent shall be based on the Landlord's estimate of the expenses chargeable to the Tenant;

                    b) in the event that any such statement indicates that the amounts paid by the Tenant for Additional Rent are either more or less than the amount required pursuant to the statement then an adjusting statement shall be delivered within thirty days;
                         i) and if the Tenant has overpaid in respect of Additional Rent the adjustment may be made by pay of reduction of the next ensuing installments of Rent.

               (7) All payments to be made by the Tenant by delivery annually at the commencement of the year of twelve (12) post-dated cheques pursuant to this Lease delivered to the Landlord at the Landlord's address for service set out in Section 15 or to such other place as the Landlord may from time to time direct in writing.

               (8) The Tenant agrees to pay in advance to the Landlord at the commencement of the Term the first and last months' Rent payable under Section 2(2) of this Lease.

               (9) All Rent in arrears and all sums paid by the Landlord for expenses incurred which should have been paid by the Tenant shall bear interest from the date payment was due, or made, or expense incurred at a rate per annum equal to the prime commercial lending rate of the Landlord's bank plus two (2) percent.

               (10) The Tenant acknowledges and agrees that the payments of Rent and Additional Rent provided for in this Lease shall be made without any deduction for any reason whatsoever unless expressly allowed by the terms of this Lease or agreed to by the Landlord in writing; and

                    a) no partial payment by the Tenant which is accepted by the Landlord shall be considered as other than a partial payment on account of Rent owing and shall not prejudice the Landlord's right to recover any Rent owing.

3.   TERM AND POSSESSION

     (1)  The Tenant shall have possession of the Premises for a period of five
          (5) years, commencing on the 1st day of February, 1997 and ending on the 31st day of January, 2002, (the "Term").

     (2) Subject to the Landlord's rights under this Lease, and as long as the Lease in good standing the Landlord covenants that the Tenant shall have quiet enjoyment of the Premises during the Term of this Lease without any interruption or disturbance from the Landlord or any other person or persons lawfully claiming through the Landlord.

     (3) If the Tenant fails to take possession of the Premises or to open for business on or before the date specified for commencement of the Term of this Lease, the Landlord shall, in addition to any other remedies, have the right to terminate this Lease upon 24 hours written notice to the Tenant, and to recover from the Tenant the cost of any work done by the Landlord on behalf of the Tenant.

     (4) If for reasons beyond the Landlord's control, vacant possession of the Premises cannot be given to the Tenant on the commencement date of the Term of the Lease, the Lease shall remain in effect but the Tenant shall not be required to pay Rent until the date when possession is actually given to the Tenant:

          a) but if possession is not given within ninety (90) clear days from the commencement date of this Lease either party may terminate this Lease by written notice to the other;

          b) and any delay in the actual occupation by the Tenant of the Premises shall not extend the Term of the Lease.

4.   ASSIGNMENT

     (1) The Tenant shall not assign this Lease or sublet the whole or any part of the Premises unless he first obtains the consent of the Landlord in writing, which consent shall not unreasonably be withheld:

          a) and the Tenant hereby waives its right to the benefit of any present or future Act of the Legislature of Ontario which would allow the Tenant to assign this Lease or sublet the Premises without the Landlord's consent.

     (2) The consent of the landlord to any assignment or subletting shall not operate as a waiver of the necessity for consent to any subsequent assignment or subletting.

     (3) Any consent granted by the Landlord shall be conditional upon the assignee, sublessee or occupant executing a written agreement directly with the Landlord agreeing to be bound by all the terms of this Lease as if the assignee, sublessee or occupant had originally executed this Lease as Tenant.

     (4) If the Party originally entering into this Lease as Tenant, or any party who subsequently becomes the Tenant by way of assignment or sublease or otherwise as provided for in this Lease, is a corporation then:

          a) the Tenant shall not be entitled to deal with its authorized or issued capital or that of an affiliated company in any way that results in a change in the effective voting control of the Tenant unless the Landlord first consents in writing to the proposed change;

          b) if any change is made in the control of the Tenant corporation without the written consent of the Landlord then the Landlord shall be entitled to treat the Tenant as being in default and to exercise the remedies stipulated in paragraph 10(2) of this Lease and any other remedies available in law;

          c) the Tenant agrees to make available to the Landlord or its authorized representatives the records of the Tenant for inspection at reasonable times.

5.   USE

     (1) During the Term of this Lease the Premises shall not be used for any purpose other than the operation of an interactive entertainment center and a fast food restaurant, without the express consent of the Landlord given in writing.

     (2) The Tenant shall not do or permit to be done at the Premises anything which may:

          a)   constitute a nuisance;

          b)   cause damage to the Premises;

          c)   cause injury or annoyance to occupants of neighbouring premises;

          d)   make void or voidable any insurance upon the Premises;

          e) constitute a breach of any by-law, statute, order or regulation of any municipal, provincial, or other competent authority relating to the Premises;

6.   REPAIR AND MAINTENANCE

     (1) The Tenant covenants that during the term of this Lease and any renewal thereof the Tenant takes and holds possession on an "as is" basis and shall keep in good condition the Premises including all alterations and additions made thereto and shall, with or without notice, promptly make all needed repairs and all necessary replacements as would a prudent owner including repairs attributable to reasonable wear and tear.

     (2) The Tenant shall permit the Landlord or a person authorized by the Landlord to enter the Premises to examine the condition thereof and view the state of repair at reasonable times:

          a) and if upon such examination repairs are found to be necessary, written notice of the repairs required shall be given to the Tenant by or on behalf of the Landlord and the Tenant shall make the necessary repairs within the time specified in the notice;

          b) and if the Tenant refuses or neglects to keep the Premises in good repair, the Landlord may, but shall not be obliged to make any necessary repairs, and shall be permitted to enter the Premises, by its officers or directors, its servants or agents, for the purpose of effecting the repairs without being liable to the Tenant for any loss, damage or inconvenience to the Tenant in connection with the Landlord's entry and repairs;

               i) and if the Landlord makes repairs the Tenant shall pay the cost of them immediately as Additional Rent.

     (3) Upon the expiry of the Term or other determination of this Lease, the Tenant agrees peaceably to surrender the Premises, including any alterations or additions made thereto, to the Landlord in a state of good repair, reasonable wear and tear and damage by fire, lightning, and storm only accepted.

     (4) The Tenant shall immediately give written notice to the Landlord of any substantial damage that occurs to the Premises from any cause.

7.   ALTERATIONS AND ADDITIONS

     (1) If the Tenant, during the Term of this Lease or any renewal of it, desires to make any alterations or additions to the Premises, including but not limited to: erecting partitions, attaching equipment, and installing necessary furnishings or additional equipment of the Tenant's business, the Tenant may do so at its own expense, at any time and from time to time, if the following conditions are met:

          a) any and all alterations or additions to the Premises made by the Tenant must comply with all applicable building code standards and by-laws of the municipality in which the Premises are located.

     (2) The Tenant shall be responsible for and pay the cost of any alterations, additions, installations, or improvements that any governing authority, municipal, provincial or otherwise, may require to be made in, or, or to the Premises.

     (3) The Tenant agrees, at its own expense and by whatever means may be necessary, immediately to obtain the release or discharge of any encumbrance that may be registered against the Landlord's property in connection with any additions or alterations to the Premises made by the Tenant or in connection with any other activity of the Tenant.

     (4) If the Tenant has complied with its obligations according to the provisions of this Lease, the Tenant may remove its Trade Fixtures at the end of the Term or other termination of this Lease and the Tenant covenants that he will make good and repair or replace as necessary any damage caused to the Premises by the removal of the Tenant's Trade Fixtures.

     (5) Other than provided in paragraph 7 (6) above, the Tenant shall not, during the Term of this Lease or anytime thereafter remove from the Premises any Trade Fixtures or other goods and chattels of the Tenant except in the following circumstances:

          a)   the removal is in the ordinary course of business;

          b) the Trade Fixture has become unnecessary for the Tenant's business or is being replaced by a new or similar Trade Fixture; or

          c)   the Landlord has consented in writing to the removal;

     but in any case, the Tenant shall make good any damage caused to the Premises by the installation or removal of any Trade Fixtures, equipment, partitions, furnishings and any other objects whatsoever brought onto the Premises by the Tenant.

     (6) The Tenant shall at its own expense, if requested by the Landlord, remove any or all additions or improvements made by the Tenant to the Premises during the Term and shall repair all damage caused by the installation or the removal or both.

     (7) The Tenant shall not bring onto the Premises or any part of the Premises any machinery, equipment or any other thing that might in the opinion of the Landlord, by reason of its weight, size or use, damage the Premises or overload the floors of the Premises;

          a) and if the Premises are damaged or overloaded the Tenant shall restore the Premises immediately or pay to the landlord the cost of restoring the Premises.

8.   INSURANCE

     (1) During the Term of this Lease and any renewal thereof the Tenant shall take out and maintain at its own cost and expense and in the names of the Tenant and the Landlord, as their respective interests may appear, the following insurance coverage's with such insurers and in such forms as the Landlord may reasonably approve (including 30 day notice of cancellation clause):

          a) insurance covering the Leased Premises and the contents thereof and the leasehold improvements thereto in an amount of not less than Three Million Dollars ($3,000,000) thereof with coverage including standard extended coverage including earthquake (if reasonably available), flood, collapse, and impact from aircraft;

          b) comprehensive form boiler and machinery insurance on a blanket repair and replacement basis with limits for each accident in an amount for not less than the replacement cost of the Leased premises and the contents thereof and improvements thereto including all leasehold improvements and of all boilers, pressure vessels, air-conditioning equipment and miscellaneous electrical apparatus;

          c) public liability and property damage insurance written on a comprehensive basis with limits of not less than Two Milliion Dollars ($2,000,000), per occurrence (or such higher limits as the Landlord may reasonably require from time to time) with severability of interest and cross-liability clauses and which must be primary and noncontributory;

          d) "All Risks" Tenant's legal liability insurance for the full replacement cost of the Leased Premises; and

          e) any other form of insurance as the Landlord may reasonalby require; provided such insurance is ordinarily maintained by prudent owners or tenants of similar type premises.

     (2) The Tenant covenant to keep the Landlord indemnified against all claims and demands whatsoever by any person, whether in respect of damage to person or property, arising out of or occasioned by the maintenance, use, or occupancy of the Premises or the subletting or assignment of same or any part thereof. And the Tenant further covenants to indemnify the Landlord with respect to any encumbrance on or damage to the Premises occasioned by or arising from the act, default, or negligence of the Tenant, its officers, agents, servants, employees, contractors, customers, invitees, or licensees:

          a) and the Tenant agrees that the foregoing indemnity shall survive the termination of this Lease notwithstanding any provisions of this Lease to the contrary.

     (3) The Tenant shall carry insurance in its own name to provide coverage with respect to the risk of business interruption to an extent sufficient to allow the Tenant to meet its ongoing obligations to the Landlord and to protect the Tenant against loss of revenues.

     (4) The Tenant, if requested, must deposit with the Landlord proper Certificates of Insurance with respect to all insurance coverage required to be maintained by the Tenant from time to time.

9.   DAMAGE TO THE PREMISES

     (1) If the Premises or the building in which the Premises are located, are damaged or destroyed, in whole or in part, by fire or other peril, then the following provisions shall apply:

          a) if the damage or destruction renders the Premises unfit for occupancy and impossible to repair or rebuild using reasonable diligence within 120 clear days from the happening of such damage or destruction, then the Term hereby granted shall cease from the date the damage or destruction occurred, and the Tenant shall immediately surrender the remainder of the Term and give possession of the Premises to the Landlord, and the Rent from the time of the surrender shall abate;

          b) if the Premises can with reasonable diligence be repaired and rendered fit for occupancy within 120 days from the happening of the damage or destruction, but the damage renders the Premises wholly unfit for occupancy, then the rent hereby reserved shall not accrue after the day that such damage occurred, or while the process of repair is going on and the Landlord shall repair the Premises with all reasonable speed, and the Tenant's obligation to pay Rent shall resume immediately after the necessary repairs have been completed; and

          c) if the leased Premises can be repaired within 120 days as aforesaid, but the damage is such that the leased Premises are capable of being partially used, then until such damage has been repaired, the Tenant shall continue in possession and the Rent shall abate proportionately.

     (2) Any question as to the degree of damage or destruction or the period of time required to repair or rebuild shall be determined by an architect retained by the Landlord.

     (3) Apart from the provisions of Section 9(1) there shall be no abatement from a reduction of the Rent payable by the Tenant, nor shall the Tenant be entitled to claim against the Landlord for any damages, general or special, caused by fire, water, sprinkler systems, partial or temporary failure or stoppage of services or utilities which the Landlord is obliged to provide according to this Lease, from any cause whatsoever.

10.  SECURITY AGREEMENT

     (1) All of the Tenant's obligations under the Lease shall be secured by a fixed and floating charge of all the Tenant's assets used in connection with the business to be conducted at the Leased Premises.

11.  ACTS OF DEFAULT AND LANDLORD'S REMEDIES

     (1)  An Act of Default has occurred when:

          a) the Tenant has failed to pay Rent for a period of 15 consecutive days, regardless of whether demand for payment has been made or not;

          b) the Tenant has breached its covenants or failed to perform any of its obligations under this Lease; and

               i) the Landlord has given notice specifying the nature of the default and the steps required to correct it; and

               ii) the Tenant has failed to correct the default as required by the notice;

          c)   the Tenant has;

               i) become bankrupt or insolvent or made an assignment for the benefit of Creditors;

               ii) had its property seized or attached in satisfaction of a judgment;

               iii) had a receiver appointed;

               iv) committed any act or neglected to do anything with the result that a Construction Lien or other encumbrance is registered against the Landlord's property;

               v) without the consent of the Landlord, made or entered into an agreement to make a sale of its assets to which the Bulk Sales Act applies;

               vi) action if the Tenant is a corporation, with a view to winding up, dissolution or liquidation;

          d) any insurance policy is canceled or not renewed by reason of the use or occupation of the Premises, or by reason of non-payment of premiums;

          e)   the Premises:

               i) become vacant or remain unoccupied for a period of 30 consecutive days;

               ii) are not open for business on more than thirty (30) business days in any twelve (12) month period or on any twelve (12) consecutive business days;

               iii) are used by any other person or persons, or for any other purpose than as provided for in this Lease without the written consent of the Landlord.

     (2)  When an Act of Default on the part of the Tenant has occurred:

          a) the current month's rent together with the next three months' rent shall become due and payable immediately; and

          b) the Landlord shall have the right to terminate this Lease and to re-enter the Premises and deal with them as it may choose.

     (3) If, because an Act of Default has occurred, the Landlord exercises its right to terminate this Lease and re-enter the Premises prior to the end of the Term, the Tenant shall nevertheless be liable for payment of Rent and all other amounts payable by the Tenant in accordance with the provisions of this Lease until the Landlord has re-let the Premises or otherwise dealt with the Premises in such manner that the cessation of payments by the Tenant will not result in loss to the Landlord;

          a) and the Tenant agrees to be liable to the Landlord until the end of the Term of this Lease for payment of any difference between the amount of Rent hereby agreed to be paid for the Term hereby granted and the Rent any new tenant pays to the Landlord.

     (4) The Tenant covenants that notwithstanding any present or future Act of the Legislature of the Province of Ontario, the personal property of the Tenant during the term of this Lease shall not be exempt from levy by distress for Rent in arrears;

          a) and the Tenant acknowledges that it is upon the express understanding that there should be no such exemption that this Lease is entered into, and by executing the Lease:

               i) the Tenant waives the benefit of any such legislative provisions which might otherwise be available to the Tenant in the absence of this agreement; and

               ii) the Tenant agrees that the Landlord may plead this covenant as an estoppel against the Tenant if an action is brought to test the Landlord's right to levy distress against the Tenant's property.

     (5) If, when an Act of Default has occurred, the Landlord chooses not to terminate the Lease and re-enter the Premises, the Landlord shall have the right to take any and all necessary steps to rectify any or all Acts of Default of the Tenant and to charge the costs of such rectification to the Tenant and to recover the costs as Rent.

     (6) If, when an Act of Default has occurred, the Landlord chooses to waive its right to exercise the remedies available to him under this Lease or at law, the waiver shall not constitute condonation of the Act of Default, nor shall the waiver be pleaded as an estoppel against the Landlord to prevent its exercising its remedies with respect to a subsequent Act of Default:

          a) no covenant, term, or condition of this Lease shall be deemed to have been waived by the Landlord unless the waiver is in writing and signed by the Landlord.

12.  RENEWAL OPTIONS

         It is understood that this offer to Lease is to include two (2) five
(5) year renewal options at terms to be mutually agreed to and the Tenant is to give six (6) months written notice to the Landlord if not renewing the Lease.

     (1) the Tenant agrees to permit the Landlord during the last three (3) months of the Term of this Lease to display "For Rent" or "For Sale" signs or both at the Premises and to show the Premises to prospective new tenants or purchasers and to permit anyone having written authority of the Landlord to view the Premises at reasonable hours.

     (2) if the Tenant remains in possession of the Premises after termination of this Lease as aforesaid and if the Landlord then accepts rent for the Premises from the Tenant, it is agreed that such overholding by the Tenant and acceptance of Rent by the Landlord shall create a monthly tenancy only but the tenancy shall remain subject to all the terms and conditions of this Lease except those regarding the Term.

13.  ARBITRATION CLAUSE: re: Renewal of Rent

         If the parties cannot agree on the amount of rent in the renewal Lease, the rent shall be determined by the award of a majority of three arbitrators: one named by the Landlord, one by the Tenant at least sixty days before the expiration of the term, and the third to be selected or chosen by the two arbitrators within seven days after their appointment. The award of a majority of the arbitrators shall be made not more than twenty-one days before the expiration of the then existing term. The expense of the arbitrator shall be borne equally by the Landlord and Tenant. If either the Landlord or the Tenant fails to name its arbitrator within the time limited or to proceed with the arbitration, the arbitrator named by the other party may fix the rent for the then next ensuing term and his award shall be final and binding on the Landlord and the Tenant.

         And in any event the Tenant shall not pay less rent than paid in year five of the current lease.

14.  ACKNOWLEDGEMENT BY TENANT

     (1) The Tenant agrees that it will at any time or times during the Term, upon being given at least forty-eight (48) hours prior written notice, execute and deliver to the Landlord a statement in writing certifying:

          a) that this Lease is unmodified and is in full force and effect (or if modified stating the modifications and confirming that the Lease is in full force and effect as modified);

          b)   the amount of Rent being paid;

          c)   the dates to which Rent has been paid;

          d)   other charges payable under this Lease which have been paid;

          e)   particulars of any prepayment of Rent or security deposits; and

          f)   particulars of any subtenancies

15.  SUBORDINATION AND POSTPONEMENT

     (1) This Lease and all the rights of the Tenant under this Lease are subject and subordinate to any and all charges against the land, buildings, or improvements of which the premises form part, whether the charge is in the nature of a mortgage, trust deed, lien, or any other form of charge arising from the financing or re-financing, including extensions or renewals, of the Landlord's interest in the property.

     (2) Upon the request of the Landlord the Tenant will execute any form required to subordinate this Lease and the Tenant's rights to any such charge, and will, if required, attorn to the holder of the charge.

     (3) No subordination by the Tenant shall have the effect of permitting the holder of any charge to disturb the occupation and possission of the Premises by the Tenant as long as the Tenant performs his obligations under this Lease.

16.  NOTICE

     (1) Any notice required or permitted to be given by one party to the other pursuant to the terms of this Lease may be given

          To the Landlord at:       5400 Robinson Street
                                    Niagara Falls, Ontario
                                    L2J 3E1

          To the Tenant at the Premises or at:      5781 Ellen Avenue
                                                    Niagara Falls, Ontario
                                                    L2E 6T3

     (2) The above addresses may be changed at any time by giving ten (10) days written notice.

     (3) Any notice given by one party to the other in accordance with the provisions of this Lease shall be deemed conclusively to have been received on the date delivered if the notice is served personlly or seventy-two (72) hours after mailing if the notice is mailed.

17.  REGISTRATION

     (1) The Tenant shall not at any time register notice of or a copy of this Lease on title to the property of which the premises form part without consent of the Landlord.

18.  INTERPRETATION

     (1) This agreement shall enure to the benefit of and be binding upon the respective successors and assigns of the parties hereto.

     (2) The words importing the singular number only shall include the plural, and vice versa, and word importing the masculine gender shall include the feminine gender, and words importing persons shall include firms and corporations, and vice versa.

     (3) Unless the context otherwise requires the word "Landlord" and the word "Tenant" wherever uses herein whall be construed to include the executors, administrators, successors, and assigns of the Landlord and Tenant, respectively.

     (4) When there are two or more Tenants bound by the same covenants herein contained, their obligation shall be joint and several.



IN WITNESS of the foregoing covenants, the Landlord and the Tenant have executed this Lease.


                                NIACAN LTD
                                c.o.b. as "ECKO BUILDING"


                                ____________________________________________
                                Ashak Merani,  (Landlord)
                                I have the authority to bind the corporation


                                CYBERPORT NIAGARA, INC


                                ___________________________________________
                                Michael Hurd,   (Tenant)
                                I have the authority to bind the corporation

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             TELLURIAN, INC.
                                             _________________________________
                                             (Registrant)




Dated:  August 14, 1997                      ________________________________
                                             /s/ Stuart French, President




                                             _________________________________
                                             s/ Michael Hurd, Chief Financial
                                             and Accounting Officer