Form 10QSB
period 1997-09-30
TELLURIAN INC /NJ/
filed 1997-11-14
CIK 1018039

                     o SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-21645

                                Tellurian, Inc.
               -------------------------------------------------
            (Exact name of Regristrant as specified in its charter)

              Delaware                                             22-3451918
----------------------------------------                           ----------
(State or other jurisdiction (IRS Employer of incorporation or organization) Identification No.)

300K  Route 17 South
Mahwah, New Jersey                                                    07430
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number,
including area code: (201) 529-0939
                    ---------------

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

The number of shares issued of the Registrant's Common Stock, as of September 30, 1997 was 3,025,000 shares of Common Stock.

                                     INDEX


                                                                         Page
                                                                        Number


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets . . . . .  . . . . . . . . . . . . . . . . .   3
         September 30, 1997 (Unaudited) and
         December 31, 1996

Consolidated Statements of Operations  . . . . . . . . . . . . . . . . .   4
         Nine and Three Months ended September 30, 1997 and September 30, 1996 (Unaudited)

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . .   5
         Nine Months ended September 30, 1997
         and September 30, 1996 (Unaudited)

Notes to Consolidated Financial Statements  (Unaudited)  . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . .  9


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . 17

EXHIBIT 27 . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                        TELLURIAN, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                              September 30, 1997     December 31, 1996
                                                              -----------------      -----------------
                                                                  (Unaudited)                (a)
           ASSETS
CURRENT ASSETS:
   Cash                                                            $   394,515          $ 1,761,186
   Marketable Securities                                                     0              968,722
   Accounts Receivable, net of allowance for
      doubtful accounts of $10,000 and $115,000, respectively           61,436               19,362
   Inventories                                                         433,696              287,851
   Prepaid Consulting Fees                                              74,625               74,625
   Prepaid Expenses and Other Current Assets                           118,041               13,856
                                                                   -----------          -----------
           Total Current Assets                                      1,082,313            3,125,602
                                                                   -----------          -----------
PROPERTY AND EQUIPMENT- at cost
   less accumulated depreciation                                     3,063,306              206,176
                                                                   -----------          -----------
OTHER ASSETS:
   Security Deposits                                                   127,591               47,750
   Prepaid Consulting Fees                                               6,219               62,187
   Deferred Costs                                                       16,934               50,000
   Marketable Securities                                                     0            1,006,664
                                                                   -----------          -----------
           Total Other Assets                                          150,744            1,166,601
                                                                   -----------          -----------
                                                                   $ 4,296,363          $ 4,498,379
                                                                   ===========          ===========

CURRENT LIABILITIES:
   Accounts Payable                                                $ 1,387,879          $    49,754
   Accrued Expenses                                                    110,033               60,020
   Payroll Payable                                                       2,952               98,399
   Payroll Taxes Payable                                                     0               34,494
   Consulting Fees Payable                                                   0               46,594
   Notes Payable                                                       363,765                    0
   Notes Payable--Related Parties                                      496,736              496,736
   Interest Payable--Related Parties                                   337,464              315,306
   Deferred Revenue                                                     96,115               80,448
                                                                   -----------          -----------
           Total Current Liabilities                                 2,794,944            1,181,751
                                                                   ===========          ===========

STOCKHOLDERS'  EQUITY:
   Common Stock--$.01 par value
      Authorized - 10,000,000 shares
      Issued and Outstanding - 3,025,000 shares                         30,025               30,025
   Additional Paid-in Capital                                        6,345,387            6,345,387
   Accumulated Deficit                                              (4,873,993)          (3,058,784)
                                                                   -----------          -----------
           Total Stockholders' Equity                                1,501,419            3,316,628
                                                                   -----------          -----------
                                                                   $ 4,296,363          $ 4,498,379
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

                        TELLURIAN, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine Months Ended                 Three Months Ended
                                                     September 30,                      September 30,
                                            -----------------------------       -----------------------------
                                                1997             1996              1997             1996
                                            -----------       -----------       -----------       -----------
                                            (unaudited)       (unaudited)       (unaudited)       (unaudited)

REVENUES                                    $   370,701       $   812,572       $    71,085       $   270,288

COST OF GOODS SOLD                              445,304           106,349           233,224            24,290
                                            -----------       -----------       -----------       -----------

GROSS PROFIT (LOSS)                             (74,603)          706,223          (162,139)          245,998
                                            -----------       -----------       -----------       -----------

OPERATING EXPENSES:

     Research and Development                   583,367           567,740           185,524           292,710
     Selling                                    271,573            66,432           110,416            13,301
     General and Administrative                 894,083           311,576           107,873           131,679
                                            -----------       -----------       -----------       -----------
                                              1,749,023           945,748           403,813           437,690
                                            -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                         (1,823,626)         (239,525)         (565,952)         (191,692)
                                            -----------       -----------       -----------       -----------

OTHER INCOME AND EXPENSES:

     Other Income                                50,917            13,397                 0             4,686
     Interest Expense                            (7,853)          (44,389)           (4,159)          (18,047)
     Interest Expense--Related Parties          (34,647)          (43,424)          (10,049)          (13,878)
                                            -----------       -----------       -----------       -----------
                                                  8,417           (74,416)          (14,208)          (27,239)
                                            -----------       -----------       -----------       -----------

NET LOSS                                    $(1,815,209)      $  (313,941)      $  (580,160)      $  (218,931)
                                            ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE                   $     (0.60)      $     (0.20)      $     (0.14)      $     (0.15)
                                            ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                3,025,000         1,600,000         3,025,000         1,450,000
                                            ===========       ===========       ===========       ===========



   The accompanying notes are an integral part of the financial statements.

                        TELLURIAN, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             -----------------------------
                                                                 1997              1996
                                                             -----------       -----------
                                                             (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                 $(1,815,209)      $  (313,941)
    Adjustments to Reconcile Net Loss to Net Cash
       Used in Operating Activities:
          Depreciation and Amortization                          117,894            14,002
          Amortization of Deferred Debt                             --              64,109
          Changes in Assets and Liabilities
             Restricted Cash                                        --              (9,199)
             Accounts Receivable                                 (42,074)         (129,362)
             Inventories                                        (155,845)          (81,352)
             Prepaid Expenses and Other Current Assets           (94,185)            4,311
             Deferred Costs                                       50,000              --
             Security Deposits                                   (79,841)           (2,637)
             Prepaid Consulting Fees                              55,968              --
             Accounts Payable                                  1,338,125            98,848
             Accrued Expenses                                     50,013           136,820
             Payroll Payable                                     (95,447)          100,884
             Payroll Taxes Payable                               (34,494)         (176,610)
             Consulting Fees Payable                             (46,594)          (47,661)
             Interest Payable--Related Parties                    22,158            43,255
             Deferred Revenue                                     15,667              --
                                                             -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                           (713,864)         (298,533)
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of Property and Equipment                       (2,987,024)          (24,132)
    Sale of Marketable Securities                              1,975,386              --
                                                             -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                         (1,011,638)          (24,132)
                                                             -----------       -----------

NET CASH FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                  375,765                 0
    Proceeds from issuance of warrants in connection
       with private placement                                          0            28,000
    Proceeds from notes payable--related parties                       0            45,494
    Repayments of notes payable--related parties                       0          (160,000)
    Repayments of notes payable--other                                 0              (500)
    Proceeds from long-term debt                                       0           703,000
    Payments of deferred offering costs                          (16,934)         (326,183)
                                                             -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        358,831           289,811
                                                             -----------       -----------

NET CHANGE IN CASH                                            (1,366,671)          (32,854)

CASH-- Beginning                                               1,761,186            39,130
                                                             -----------       -----------

CASH-- Ending                                                $   394,515       $     6,276
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                   $    16,842       $     9,000
    Cash Paid for Income Taxes                               $      --         $      --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Purchase of property and equipment through issuance
       of note payable                                       $    72,464       $      --




   The accompanying notes are an integral part of the financial statements.

                        TELLURIAN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


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

NOTE 2--Interim Consolidated Financial Statements

         The consolidated balance sheet of the Company at September 30, 1997 and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 are unaudited but include all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

NOTE 3--Minority Interest in Subsidiary

         In March 1997 the Company formed a subsidiary, Cyberport Niagara, Inc., in the Province of Ontario, Canada, in which the Company holds an 87.5 percent interest. No minority interest in this corporation is reflected at June 30, 1997 since the loss applicable to the minority interest exceeds the minority interest in the equity capital of the corporation. In the fourth quarter of 1997, the Company acquired the balance of the interest in Cyberport.

         On March 24,1997 the Company formed a subsidiary, Cyberport International, Inc. ("CII") in the state of Delaware in which the Company held a 96 percent interest. No minority interest in this corporation is reflected at September 30, 1997 since the loss applicable to the minority interest exceeds the minority interest in the equity capital of the corporation. In the fourth quarter of 1997, the Company acquired the balance of the interest in CII.

NOTE 4---Stock Options

         In June of 1997 the Company authorized stock options to two individuals, Michael Hurd and David Turner, President and General Manager of Cyberport Niagara, Inc, respectively. These options allow Mr. Turner to purchase 500 shares of Cyberport stock for approximately 70 cents per share ($1.00 Canadian) and allow Mr. Hurd to purchase 2,000 shares of Cyberport stock at approximately 70 cents per cents per share ($1.00 Canadian). Mr. Turners options vested on July 1, 1997 as did 1,000 of Mr. Hurd's options. The remaining 1,000 share options for Mr. Hurd vest at the rate of 500 shares on July 1, 1998 and July 1, 1999 provided he remains on the Board of Directors or in the employ of Tellurian on those dates. The options expire on June 30, 2007.

No options have been exercised as at September 30, 1997.


NOTE 5--Translation of Foreign Currency

The foreign currency financial statements of subsidiaries operating outside the United States are translated in accordance with the requirements of the Financial Accounting Standards Board. All income and expense accounts are translated at average exchange rates; assets and liabilities at current exchange rates; and stockholders equity at historical rates. Translation adjustments were accumulated but have not been included as a separate component of equity at September 30, 1997 because they have been deemed to be immaterial.

NOTE 6--Inventories

Inventories consist of the following:

                                       September 30,       December 31,
                                           1997                1996
                                           ----                ----
                                        (Unaudited)

                 Raw materials            $249,339          $217,663
                 Work-in-process           115,000            43,942
                 Finished Goods             69,357            26,246
                                          --------          --------

                                          $433,696          $287,851
                                          ========          ========


NOTE 7--Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY AND ITS SUBSIDIARY


RECENT DEVELOPMENTS

Cyberport

During the third quarter of 1997, the Company conducted limited operations in its subsidiary, Cyberport Niagara (Cyberport). Although the limited opening in late June, 1997 was not able to have any significant impact on the revenue for the third quarter due to the lead time required to book groups and to enter the Niagara regional marketing system, Management believes that it was essential to open the facility in close to final form before the tourist months of July and August arrived. While Management does not believe that the traffic flow from the casual tourists in Niagara Falls will provide enough revenue to ensure the viability of Cyberport , Management believes that the exposure to the summer tourists was critical to its plans to develop the group tour business for the fall and subsequent seasons. The exit interviews of those people attending Cyberport have been extremely encouraging as has the early interest shown by tour groups controlling important segments of the Niagara Falls market.

The Company promoted the facility in general and the Tellurian experience extensively during the third quarter of 1997. Numerous "free-of-charge" events were run in order to hasten the awareness of the facility to the tourism industry in the Niagara region. Efforts concentrated on ensuring strong relationships with group tour operators and guaranteeing prime exhibit spots in the many tourist information booths in and around the Niagara area for the 1998 season. As a result, revenues for the third quarter were not strong, but Management remains confident that the marketing programs and overall direction of Cyberport remains on target. Management is particularly encouraged by the number of sales leads it has received for Tellurian products as a result of the promotional efforts done by Cyberport staff.

The Company believes that its ability to operate this facility successfully depends on elements both within and outside of its control, including the success of its own products incorporated into this venture as well as the competition which it faces from existing and new entrants into the tourism market in Niagara Falls. Some of the competitors have more experience than the Company in opening and managing tourist facilities and many have more financial resources than the Company. There can be no assurance that the project will perform successfully.

The Company expects that a significant portion of its future revenues are dependent upon the successful operation of the Cyberport facility and the sales leads for EAGLE image generators that this venture may create.

Acquisition of Minority Interest in Cyberport Niagara and Cyberport International, Inc.

In March 1997 the Company formed a subsidiary, Cyberport Niagara, Inc., in the Province of Ontario, Canada, in which the Company held an 87.5 percent interest. In the fourth quarter of 1997, the Company acquired the remaining interest in Cyberport at a nominal price due to the minority interest's inability to meet its' capital obligations to Cyberport.

On March 24,1997 the Company formed a subsidiary, Cyberport International, Inc. ("CII") in the state of Delaware in which the Company held a 96 percent interest. In the fourth quarter of 1997, the Company acquired the balance of the interest in CII from the minority interest as part of a package that allowed the Company to acquire the interest in Cyberport Niagara as well for the nominal price of $5,000.

In June of 1997 the Company authorized stock options to two individuals, Michael Hurd and David Turner, President and General Manager of Cyberport Niagara, Inc, respectively. These options allow Mr. Turner to purchase 500 shares of Cyberport stock for approximately 70 cents per share ($1.00 Canadian) per share and allow Mr. Hurd to purchase 2,000 shares of Cyberport stock at approximately 70 cents per share ($1.00 Canadian) per share. Mr. Turner's options vested on July 1, 1997 as did 1,000 of Mr. Hurd's options. The remaining 1,000 share options for Mr. Hurd vest at the rate of 500 shares on July 1, 1998 and July 1, 1999 provided he remains on the Board of Directors or in the employ of Tellurian on those dates. The options expire on June 30, 2007.

No options have been exercised as at September 30, 1997.

The Virtual Reality Helmet

Management continues to be encouraged by the progress it is making in completing the virtual reality helmet to be used in conjunction with its proprietary image generators. The helmet is now ready for introduction to the market. Working prototypes now exist which will be unveiled for the first time at the IAAPA trade show in Orlando during November of 1997. The Company will be offering the helmet based experience for delivery late in the first quarter of 1998. However, the Company cannot be certain that the design principles it has decided upon will be successful in the marketplace. While the initial reports indicate that the product can be manufactured at a cost low enough to allow the Company to market the helmet at favorable sales margins, the Company cannot be sure that the marketplace will accept the product and the pricing which the Company intends to utilize. Management recognizes that many competitors are actively engaged in the design and manufacture of products intended for this use. Many of these competitors have more experience in helmet design and manufacturing that the Company does, and many of these competitors have more financial resources to draw upon than the Company has. There can be no assurance that the Company's design will be successful, nor that the Company will find a ready market for the helmet.

The Company expects that, if the helmet design is successful, this medium will replace the larger and more expensive means of delivering the video and audio images to its customers. Management believes that, if successful, the helmet will represent a significant portion of its future revenue.

PLAN OF OPERATION

The Company continues to focus its efforts in the following three areas:

1. Finding and entering into joint ventures or revenue sharing agreements with third parties for the purpose of owning, operating and/or having an interest in one or more Tourist Entertainment Centers (TEC) or Location Based Entertainment Centers (LBE) for the sale and/or use of its virtual reality game units while pursuing the sale of part of its investment in Cyberport Niagara, Inc.;
2. Increasing revenues through marketing of its new EAGLE product now on display at its Cyberport facility;
3. Marketing its virtual reality helmet with head tracking and products utilizing the helmet technology.

Marketing of the new EAGLE image generator will be accomplished by directing efforts towards three different customer groups:

1. the training and simulation market where Tellurian has been selling its AT-200 unit;
2. the virtual reality game developer market through trade show exhibits, advertisements and newsletters;
3.   pursuing the interactive thrill ride market.

The Company intends to expand its customer base through trade show involvement in the fourth quarter of 1997 at which it can demonstrate its EAGLE product and its helmet technology. Also, the Company is actively pursuing sales leads generated from the market recognition gained from the Cyberport operations.

The Company intends to continue its ongoing research and development efforts and to expand and enhance the technical capability, design features and range of its products.

Tellurian has designed and installed complete games units in its Cyberport facility and intends to pursue this concept in developing future TEC or LBE locations. Tellurian has financed the Cyberport facility utilizing a portion of the proceeds of its recently completed public offering and is now actively seeking investors and/or lenders to a) meet the remaining capital needs of the venture and b) release some of Tellurians capital to allow it to pursue subsequent opportunities. The Company has limited experience in owning, financing and operating such centers, and is dependent in such areas upon third parties to assist it or participate with it in completing such centers. There can be no assurances that the Company will be successful in establishing or entering into revenue sharing agreements or financing agreements for Cyberport or any other such center or that it will be able to derive profits from such operations.

Results of Operations

     Nine and Three Months Ended September 30, 1997 vs. September 30, 1996

Tellurian and its' subsidiary had net sales for the three months ended September 30, 1997 of $71,085, a decrease of $199,203, or 73.7% from the comparable period of the prior year. For the three months ended September 30, 1997, the Company's gross profit was a ($162,139), a decrease of $408,137 from the prior year. The principal cause of this reduction was the completion of the Voyager consulting contract at the end of 1996 and the opening of the Cyberport subsidiary which resulted in the recognition of significant costs accompanied by very low revenues. During the second quarter of 1997, the Company did recognize approximately $200,000 of revenue with regard to the Voyager activity in 1996 which could not be recognized in 1996 due to the significant question regarding the likelihood of collection which existed at that time.

Tellurian and its' subsidiary had net sales for the nine months ended September 30, 1997 of $370,701, a decrease of $441,871, or 54.4% from the comparable period of the prior year. For the nine months ended September 30, 1997, the Company's gross profit was a ($74,603), a decrease of $750,826 from the prior year. The principal cause of this reduction was the completion of the Voyager consulting contract at the end of 1996 and the opening of the Cyberport facility.

Research and development activities for the three months ended September 30, 1997 was $185,524, representing a decrease of $107,186 over the respective period of the prior year. The decrease in research and development activities was partially due to the reduction in staff made late in the second quarter and partially due to reduced purchasing of materials as the helmet product became stabilized in design.

Research and development activities for the nine months ended September 30, 1997 was $583,367, representing an increase of $15,627 over the respective period of the prior year. The increase in research and development activities relates to the work on the virtual reality helmet earlier in the year.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $218,289, an increase of $73,299 or 50.6% from the comparable period of the prior year. The increases in selling, general and administrative expenses were partially due to the costs incurred in promotion of the Cyberport facility, increased costs of professional services related to the requirements imposed by virtue of the Company's recently concluded Initial Public Offering, and rent on the new Company facility in Mahwah, New Jersey.

Selling, general and administrative expenses for the nine months ended September 30, 1997 were $1,165,656, an increase of $787,648 or 208.4% from the comparable period of the prior year. The reasons for this increase in selling, general and administrative expenses were noted in the paragraph above.

Selling, general and administrative expenses expressed as a percentage of sales was approximately 307.1% for the three months ended September 30, 1997, an increase of approximately 253.5% from the comparable period of the prior year. Selling, general and administrative expenses were approximately 314.4% for the nine months ended September 30, 1997, an increase of 267.9% from the comparable period of the prior year. The increased levels of administrative effort required as noted above coupled with the reduced revenue due to the completion of the Voyager contract caused this result.

For the three months ended September 30, 1997, interest expense was $14,208 as compared to $31,925 for the comparable period of the prior year. For the nine months ended September 30, 1997, interest expense was $42,500 compared to $87,813 for the comparable period of the prior year. This decrease was due to the repayments of debt made following the completion of the Company's Initial Public Offering.

The Company's net loss for the three months ended September 30, 1997 was $580,160 as compared to a loss of $218,931 for the comparable period of the prior year. The Company's net loss for the nine months ended September 30, 1997 was $1,815,209 as compared to a loss of $313,941 for the comparable period of the prior year. The increase in the net loss was primarily due to increases in levels of activity in the development of Cyberport Niagara, increased cost of research and development activities, and the loss of revenues from the Voyager contract.

Liquidity and Capital Resources

During the nine months ended September 30, 1997 and 1996 net cash of $713,864 and $298,533, respectively, was used in operating activities. The net loss from operations for the period ended September 30, 1997, $1,815,209, was partially offset by increases in accounts payable of $1,338,125. The primary uses of cash were the increase in inventory and the increase in security deposits principally related to the Cyberport facility.

During the nine months ended September 30, 1997 and 1996 net cash of $1,011,638 and $24,132, respectively was used in investing activities. The 1997 activity relates primarily to the construction of the Cyberport facility and the acquisition of various display assets for that facility, net of the sale of marketable securities.

During the nine months ended September 30, 1997 and 1996, net cash was provided by financing activities totaling $358,831 and $289,811, respectively. The 1997 activity reflects financing notes obtained for the Cyberport subsidiary as well as proceeds of notes used to finance the acquisition of various property and equipment.

The Company has experienced some delays in completing the virtual reality helmet and has suffered from its inability to attract a major investor to the Cyberport project as planned. These two events, coupled with the limited revenues from sales of the Company's existing products and less than expected receipts from Cyberport, have caused a continued drain of the Company's limited capital . As a result, Management has been forced to devote significant efforts to raising capital in support of the plan of operations. While many potential investors have been approached about purchasing an interest in Cyberport, the financial difficulties that the subsidiary is experiencing due to lower than expected revenues and to the failure of a third party to honor certain financing obligations, has made it difficult to complete the sale of any of the Company's Cyberport interest.

Further, management believes that the introductory marketing costs of the virtual reality helmet and the working capital required to be able to meet expected delivery needs will require the Company to employ as much as $500,000 of additional capital. If the Company is not successful in obtaining those funds, the introduction of the helmet will be negatively impacted and the Company's operating results will be adversely impacted.

At September 30, 1997, Tellurian has a deficit working capital of $1,712,631. The Company is currently meeting its cash requirements from limited cash generated from operations and limited cash resources that are left from the proceeds of Tellurian's initial public offering. The Company is dependent upon immediate and substantial additional revenues from operations, the sale of up to a majority interest in its Cyberport facility, private financing or the success of a proposed exchange offering to be made to existing warrant holders to meet its obligations as a going concern.

With respect to a possible sale of up to majority interest in Cyberport, the Company has active negotiations with various firms interested in acquiring the Company's Cyberport interest as well as the right to open other Cyberport licensed facilities.

Regarding the proposed exchange offering to existing warrant holders, the Company has filed a Registration Statement with the Securities and Exchange Commission (file no. 333-36871) which describes the terms of the proposed offering. After the Registration Statement has been amended satisfactorily in response to comments received by the Company from the Staff of the Securities and Exchange Commission, the Company expects to have the Registration Statement declared effective. Immediately afterwards, warrant holders would receive a Prospectus and a letter of transmittal detailing the definitive terms of the offer pursuant to which warrant holders would be given the option to exchange each warrant and cash (presently not expected to exceed $5.00 per warrant tendered) for a Unit certificate, each Unit consisting of one share of Common Stock and one Warrant identical to the warrants tendered. The Unit certificate is not anticipated to be detachable for six months from the completion of the exchange offer without the consent of the Company. No assurances can be given that the Registration Statement covering the proposed exchange offer will be declared effective by the Commission or, if declared effective, that the proposed exchange offer will result in substantial net proceeds to the Company.

The foregoing represents the Company's plan to meet its cash requirements for the next 12-15 months. In light of the Company's working capital deficit and continued negative operating cash flows, the Company is dependent upon the success of this plan in order to continue as a going concern. The unaudited financial statements contained herein have been prepared by management on a going concern basis.

In the event that cash generated from the above plan are insufficient to meet the existing obligations and ongoing expenses of the Company (including Cyberport Niagara), the Company may need to seek reorganization protection under applicable bankruptcy laws.

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings:

Legal Proceedings Against Tellurian and Cyberport Niagara, Inc. A group of contractors who performed work on Cyberport facility in Niagara Falls, Ontario, Canada have alleged that they have not been fully paid for the work performed, estimated to be approximately $1,400,000 U.S. dollars. Cyberport management has acknowledged that some amounts do in fact remain unpaid, but believes that a significant portion of the funds owed should have been paid by the owner and lessor of the facility under an agreement entered into as part of the lease agreement. Tellurian has also been named in this contractor action demanding collection. Management believes that this matter does not directly involve Tellurian since it has not been a party to any of the contractual agreements made in Canada.

Management has reached an agreement in principle with the representatives of the creditor group which, assuming the necessary legal documentation can be created in a manner satisfactory to all parties, should result in a resolution of this matter in a form acceptable to Management and to the creditors. This agreement in principle may result in some or all of the debt being converted to restricted stock and it may result in some portion of the proceeds of this offering being used to satisfy some or all of the debt. Management cannot estimate the components of the final resolution of this matter at this time. As of the filing date, the verbal agreement is in the process of formal documentation by attorneys for the various companies involved.

Item 2.    Changes In Securities:                    None

Item 3.    Defaults Upon Senior Securities:          None

Item 4.    Submission of Matters to a Vote of Security Holders:  None

Item 5.    Other Information:                        None

Item 6.     Exhibits and Reports on Form 8-K:

During the quarter ended September 30, 1997 no form 8-K were filed or required to be filed.

                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 TELLURIAN, INC.
                                                 _____________________________
                                                 (Registrant)




Dated:  November 13, 1997                        _____________________________
                                                 Stuart French, President




                                                 _____________________________
                                                 Michael Hurd, Chief Financial
                                                 and Accounting Officer