Form 10QSB/A
period 1997-09-30
TELLURIAN INC /NJ/
filed 1997-12-17
CIK 1018039

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB/A


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


Agreement with Fightertown
--------------------------

         In March 1994, Tellurian received a purchase order from Fightertown for 40 EAGLES at a price of $4,888 each. As of September 30, 1997 Tellurian has delivered 18 EAGLES to Fightertown and has a backlog of 22 EAGLES. Tellurian has agreed with respect to future orders of EAGLE from Fightertown to deliver EAGLES at a maximum price of $7,500 per EAGLE ($10,000 per EAGLE where certain improvements to the EAGLE are made) and that Fightertown will receive the best pricing offered to any Tellurian customers regardless of volume. In March 1994, Tellurian has also agreed to give Fightertown a right of first refusal to participate with Tellurian in any LBE site or product in which Tellurian wishes to utilize conventional fighter jet simulation and to not copy Fightertown's method of operating LBE's.

         In November 1997, the Company entered into a settlement agreement with Fightertown Entertainment, Inc. Tellurian has had an order and cash deposit from Fightertown for several years which was, at the time it was received, a vote of confidence in the Tellurian vision as seen at that time. Due to the Company's financial difficulties prior to the Initial Public Offering completed in November 1996, Tellurian was unable to complete the EAGLE and deliver units to Fightertown until late in the second quarter of 1997. This extensive delay caused significant strain between the two companies which recently resulted in Fightertown initiating a lawsuit in The United States District Court, Central District of California against Tellurian alleging various breaches of good faith and demanding, among other things, return of their deposit plus interest on those funds.

         During the third quarter of 1997 and extending into November 1997, the Company has worked diligently to complete installation of the first group of EAGLES that were shipped to Fightertown and restore the confidence and working relationship that had previously existed between the two companies. In November 1997, the Company signed a mutual release and settlement agreement (the "Agreement") with Fightertown Entertainment, Inc. ("Fightertown") to release all claims the parties have against each other except for obligations created by the Agreement. The terms of the Agreement include the following:
(1) The Company must deliver to Fightertown twenty-five (25) EAGLE units between November 13, 1997 and January 31, 1998 and relinquish all ownership interest in eight AT-200 units currently in Fightertown's possession. The Company accepts all payments (i.e. the remaining deposit of $80,448) made to date in full payment of the 25 EAGLES; (2) Fightertown will have the right to purchase up to thirty (30) additional EAGLE units at any time on or before June 30, 1999 at a price of $6,000 per unit and delivery terms as specified in the Agreement; (3) The Company agrees to pay Fightertown $20,000 no later than January 31, 1998 for future consulting services regarding the performance of Tellurian's EAGLES; (4) The Company agrees to pay Fightertown $67,500 in three installments of $22,500 on August 15, 1998, August 15, 1999 and August 15, 2000. The payments are for the prominent use and display of the Fightertown name at the Cyberport facility, Fightertown's expertise in the theming and running of air battle games and the Company's acknowledgement that the Tellurian fight experience at Niagara Falls was modeled after Fightertown's flight simulation experience; (5) The Company agrees not to build a jet fighter based experience in which the image generators are housed in the fuselage resembling any type of airplane or in any way intended to be used in an experience similar to that which Fightertown employs. The Company may offer jet fighters in free standing game units designed for arcades; (6) The Company agrees to offer its new virtual reality helmet and new generation EAGLE which would employ textured images to Fightertown for its own use at a price such that no other customer is paying a lower price (except for a limited number of promotional units sold or placed to potentially new users of these products); and (7) The Company is executing a stipulated judgment in the amount of $500,000 in favor of Fightertown to be entered against the Company should the Company fail to comply with any term of this Agreement. In the event of a breach of the Agreement, Fightertown must notify the Company of the breach and give the Company 15 days to cure the default before filing the stipulated judgment.

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




                                                 TELLURIAN, INC.
                                                 ------------------------------
                                                 (Registrant)





Dated:  December 16, 1997

                                                 /s/ Stuart French
                                                 ------------------------------
                                                 Stuart French, President



                                                 /s/ Michael Hurd
                                                 ------------------------------
                                                 Michael Hurd, Chief Financial
                                                 and Accounting Officer