Form 10KSB
period 1997-12-31
TELLURIAN INC /NJ/
filed 1998-04-15
CIK 1018039

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-KSB



 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


           For the transition period from ________ to ________



Commission File Number: 0-21645
-------------------------------



                                 TELLURIAN, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                          22-3451918
-------------------------------                     ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                       (Identification No.)



300K Route 17 South
Mahwah, New Jersey                                                 07430
---------------------------------------              ---------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:       (201) 529-0939
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.01par value
                           ---------------------------
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes x . No
___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     As of April 8, 1998 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 2,709,906, Common Stock, $.01 par value, was approximately $7,113,503 based on the last sale price of $2.625 for one share of Common Stockon such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of April 8, 1998 was 3,596,605, without giving effect to the 350,000 shares to be issued in April as part of the Cyberport creditor settlement (see Item 1).

                                     PART I,

Item 1.  Description of Business

General

     Tellurian, Inc. ("Tellurian" or the "Company"), a Delaware corporation, is engaged in the design, development and marketing of virtual reality products which include image generators, related software, helmets and motion systems. The Company also provide sconsulting services via developing customized software and databases for customers who purchase its image generators and need such services for specific application requirements.

     Since 1988, the Company has been designing, building and selling a line of specialized computers and ancillary software which are used to generate visual images in realtime for use in flight trainers and other simulation equipment. From 1992 through 1995, the Company's principal product was its AT-200 image generator which it sold tocustomers who manufacture training and simulation equipment such as Hughes/Link Corporation, Aviation Simulation Technology, Inc., and Ship Analytics, Inc. In June 1994,the Company began adapting its AT-200 Image Generator and selling this product andancillary software for use in virtual reality entertainment devices to companies such as Fightertown Entertainment Centers, Ride & Show Engineering Corp., and MaxFlight Corp.

     In 1994, the Company began designing and engineering a new image generation product known as the "EAGLE", a specialized computer, which is specifically designed for the virtual reality entertainment market. In July 1996, Tellurian delivered its first production units of the EAGLE pursuant to purchase orders. The Eagle is available in multiple resolution formats and is faster and less expensive to produce than the Company's previous products, the AT-100 and AT-200. It is also different from such previous products in that it is tailored for entertainment use. Each unit is composed of proprietary hardware and software which when combined with motion and sound simulate a full-immersion experience. The "EAGLE" is intended for use at amusement/theme parks, video arcades, Tourist Entertainment Centers ("TEC") and Location Based Entertainment Centers ("LBE"). The TEC differs from the LBE in that the market of the TEC is intended to be the family vacationer rather than the local, repeat customer.

     Utilizing the "EAGLE" technology, Tellurian has developed a helmet product to complement the Eagle for the entertainment market. This new product is expected to be marketed and sold on two levels. The first level of marketing will be for Tellurian to build its own complete game units either for sale or use in establishing one or more joint ventures, or revenue share agreements with owners and operators of TEC's or LBE's. The second level will be components for other virtual reality game manufacturers. The Company is currently completing the first game product to be sold for the helmet-basedgame. The helmet is now being actively offered for sale and delivery within 90 days of order.

     In  March  1997,  Tellurian  formed  Cyberport  Niagara,  Inc.  ("Cyberport
Niagara"), an Ontario, Canada company, as a subsidiary for the purpose of establishing a TEC in Niagara Falls, Ontario. This 40,000 square foot facility known as "Cyberport", which opened in June 1997 in the casino district (also known as Clifton Hill), features the latest in Tellurian technology as well as an 8,000 square foot interactive attraction leased from the Ontario Science Centre, an Egyptian built replica of the treasures from the tomb of KingTut and an arcade area. Tellurian currently owns all of the outstanding common stock in Cyberport Niagara Inc. However, as part of a recently completed refinancing of Cyberport (see "Recent Developments"), 912,634 shares of non-voting preferred stock (par value $1 Canadian) were issued by Cyberport Niagara to various creditors in return for the forgiveness of payables owed. In addition, Tellurian is seeking to raise money to financeits operations and is attempting to sell up to a majority interest in Cyberport to a third party. No assurance can be given that the Company will be successful in this regard or, if successful, that such sale would be on terms satisfactory to the Company.

     Tellurian   also  formed   Cyberport   International,   Inc.,   a  Delaware
corporation, for the purpose of franchising the Cyberport concept to third parties. This subsidiary which is wholly-owned by Tellurian, is inactive.

Recent Developments
-------------------

     The Company experienced a net loss of approximately $2,709,000 for 1997 and had a working capital deficit of approximately $2,106,000 at December 31, 1997. The Company's operations require additional financing to sustain the Company as a going concern. In this respect, in February 1998, the Company completed an exchange offering to its existing warrant holders pursuant to which warrant holders tendered 321,605 warrants and approximately $603,000 and received in return 321,605 Units which included 321,605 shares of the Company's Common Stock and 321,605 Warrants identical to those tendered pursuant to the exchange offering. The Company currently has limited cash and such cash was derived from such exchange offering.

     At December 31, 1997, the Company had current liabilities and long term debt of approximately $3,266,000. In order to reduce such debt, the Company sought to convert all or a portion of such debt of the Company into equity. As of March 31, 1998, the Company succeeded in converting approximately $1,400,000 of such indebtedness as described below. At February 28, 1998, after giving effect to such debt conversions and the completion of the exchange offering, the Company has net tangible assets of approximately $2,250,000, a working capital deficit of approximately $460,000 and total liabilities of approximately $1,877,000. Such debt conversions included the following:

     (a) In March 1998, the Company entered into an agreement with Interactive Media Concepts, Inc. pursuant to which Interactive, a consultant of the Company which was owed approximately $56,000, accepted Interactive's offer to convert such indebtedness into 100,000 shares of the Company's Common Stock.

     (b) The Company owed $1,295,527 U.S. (equivalent to $1,865,559 Canadian) to certain contractors in Canada for work done on improvements to its Cyberport facility. These contractors included Newman Bros. Limited, Phoenix Wood Products Corporation (formerly known as Trigin Management Corporation), Star Tile Centre Limited, EccoElectric Limited, DBN Drywall & Acoustics Limited, Expoplex Incorporated (the "Cyberport Creditors"). On March 26, 1998, the Cyberport Creditors agreed to convert $601,083 U.S.(equivalent to $865,559 Canadian) into 865,559 Series B Special Shares plus anadditional 47,075 Series B Special Shares for goods and services taxes owing at closing (also known as Preferred Stock) of Cyberport Niagara. The Cyberport creditors also agreedto assign to Cyberport Niagra's landlord (also known as 1174757 Ontario Inc.) $694,444U.S. (equivalent to $1,000,000 Canadian) of the Company's indebtedness. Contemporaneously, 1174757 Ontario Inc. entered into an agreement to convert the entiredebt into 350,000 restricted shares of the Company's Common Stock. The Company alsoagreed to pay the landlord $36,111 U.S. ($52,000 Canadian) in rent arrears and $33,333U.S. ($48,000 Canadian) in additional security deposit. In connection with suchagreement, the Company granted the Landlord options to purchase 100,000 additionalshares of the Company's Common Stock at an exercise price of $1.75 per share betweenApril 1, 1998 and September 30, 1998. Tellurian also granted the landlord security interests in certain simulators located at the Company's Cyberport facility. The aforesaid agreements concluded various creditor law suits that were initiated against the Company and its subsidiary demanding payment of the aforementioned debt. As a result of the above referenced settlement, the Company cancelled $34,722 in over accruals.

     Not withstanding the foregoing, the independent auditors of the Company have included an explanatory note in its Report of Independent Certified Public Accountants dated March 10, 1998 (except for notes 18 and 19 which is March 31,
1998) that the consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. Further, the explanatory note states that certain matters raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon the Company raising additional financing, receiving substantial revenues from operations and/or selling a majority interest in its Cyberport facility. No assurances can be given thatthe Company will be successful in its efforts to obtain the necessary cash to remain as a going concern.

     The Company's plan to continue as a going concern also includes the possible completion of the two acquisitions pursuant to which the Company has entered into letters of intent which are described below. Conditions precedent to the completion of such transactions include, without limitation, the completion of due diligence, the Company maintaining its NASDAQ listing and the Company arranging for a public financing of its equity securities of approximately $6,000,000. The Company has had preliminary discussions with a prospective underwriter and it believes that a letter of intent for such an offering can be executed shortly.

     The Company has been notified by the NASDAQ Stock Market that it does not meet the net tangible assets/market capitalization/net income requirement and that the Company will require an exception to such requirement in order to maintain its NASDAQ listing. In this regard, the Company has filed documents with the NASDAQ Stock Market requesting a written hearing scheduled for the week of April 6, 1998. The Company has been advised that the results of such hearing will not be known until at least the week of April 13, 1998. If the Company is not granted an exception, it has the right to request (and intends torequest) an oral hearing pursuant to which it will be given the opportunity to demonstrate compliance with the net tangible asset test or reasons why an exception should be grantedby the Hearings Committee. No assurances can be given that the Company will be successful in maintaining its NASDAQ listing and if unsuccessful, the potential acquisitions described herein are unlikely to be completed. Further, the loss of the Company's NASDAQ listing would make it very difficult if not impossible for the Company to rais additional financing from private or public financing and would materially adversely effect the liquidity and price of the Company's securities.

The following describes two letters of intent issued by the Company:

     On April 3, 1998 the Company issued letters of intent to acquire two separate companies, both actively involved in the manufacture, sale and distribution of various doll and souvenir products. One of these companies, headquartered in New York City, has been in existence for in excess of 10 years and the other, headquartered in New Jersey, has been in existence for 25 years. The letters of intent, expected to be signed on or about April 15, specifically prohibit the Company from announcing the names of these companies without their written consent which they have not provided as of the date of this filing.

     Under the terms of the letters of intent, Tellurian would issue a total of 4,000,000 shares of common stock in return for the assets of these companies. Based on financial statements provided to Tellurian, these companies have a total annual revenue for 1997 in excess of $30,000,000 and book value of assets in excess of $3,000,000.

     Under the terms of the letters of intent, the Company and the acquisition candidates have 30 days to complete their respective due-diligence research. No assurance can be giventhat this research can be completed within this time constraint or that the results of that research, if completed, will provide the necessary assurances for all parties to proceed with the merger proposal.

Background
----------

     The Company's AT-100 and AT-200 image generators were, in part, based upon developments by Ronald Swallow hereinafter referred to as the "Quantum flat-shaded technology" while he was a principal in Quantum Graphics Corporation ("Quantum"), a corporation which he had founded in 1987 and which became 80% owned by him, Richard Swallow and Charles Powers. The development activities of Quantum became adversely affected due to its inability to obtain adequate funding and by disagreements among its shareholders. Quantum filed for protection under the Bankruptcy Act in 1988. During the course of bankruptcy proceedings, an adversarial proceeding was commenced by the trustee in bankruptcy concerning the ownership of the Quantum flat-shaded technology. As a result of such adversarial proceeding, an agreement was entered into on November 5, 1991 between the trustee of Quantum, TTY Graphics, Inc. ("TTY"), and Greg Gustin("Gustin"), hereinafter referred to as the "Purchase Agreement", the latter two having been investors or principals in a predecessor of Quantum prior to its formation. The agreement acknowledged that Quantum, TTY and Gustin each owned an undivided one-third interest in the Quantum flat-shaded technology and provided for the sale of the interests owned byQuantum and Gustin to TTY for a cash consideration of $150,000 and royalties to be paidby TTY or Tellurian equal to two-thirds of four percent of revenues derived from the licensing of, or sales of products incorporating, the Quantum flat-shaded technology and one percent of revenues derived from the licensing of, or sales of products incorporating, computer graphics technology other than the Quantum flat-shaded technology. Payment of the royalties was secured by a security agreement granting the bankruptcy trustee of Quantum and Gustin a lien on the Quantum flat-shaded technology and all revenues, products, accounts receivable and contract rights arising from or related to the technology, and providing that TTY could not, except for non-exclusive licenses sell, contract to sell, encumber or otherwise dispose of the Quantum flat-shaded technology without the prior written consent of the trustee of Quantum. Except for the above mentioned payment of royalties of one percent, the foregoing provisions were not applicable to the EAGLE, which is not based upon the technology of the AT-100 and AT-200.

     TTY assigned the Purchase Agreement to Tellurian in exchange for the forgiveness of certain financing provided by Tellurian to TTY and a royalty of one-third of four percent of all sales of Quantum flat-shaded technology up to a maximum of $500,000. In August 1996, TTY agreed to cancel its right to receive future royalties in exchange for Tellurian agreeing to pay accrued and unpaid royalties to it of $10,529 and an additional $70,000. Of such $80,529, $45,529 was paid in November of 1996, and the balance was due in November 1997 and is in arrears. Similarly, in August 1996, Gustin agreed to cancel his rights to receive future royalties under the Purchase Agreement in exchange for Tellurian agreeing to pay him accrued and unpaid royalties fixed at $5,000 and an additional $75,000. Such $80,000 has been paid.

Virtual Reality
---------------

     Virtual Reality is an artificial environment of sight, sound and motion created with the use of computers. The earliest example of a rudimentary virtual reality device is the Link Trainer, which was used to train pilots for instrument flying. With the availability of modern computers, simulators have under gone rapid development, particularly in the presentation of visual scenes and sound effects. Present day simulators provide not only motion, but also visual pictures and sound effects, which are altered as the controls are manipulated. Simulators are used in training ship pilots and air traffic controllers.

     The hallmark of virtual reality entertainment is its ability to immerse the user in a fantasy experience. The four dimensions to present day VR are sight, sound, motion, andinteractivity with other players. Tellurian's P-51 simulator at Cyberport is a prime example of virtual reality entertainment. The unit consists of a fiberglass cockpit similar to that ofa P-51 fighter aircraft, and it is outfitted with a control stick and a throttle. Once seated, the player views what appears to be the outside world via five 27" video monitors. Game play begins with the player escorting bombers that are under attack from enemy fighters. Using only the visual display, the player is able to see a view of the world which the computer is constantly creating and changing in response to the manipulation of the controls by the player. This continual interaction between player and computer maintains the virtual reality of the P-51's pitch and direction and allows the player to choose his own adventure. If the player heads off in the direction of the enemy's aircraft, for example, the computer will create and control a visual image of an attacking aircraft for the player to destroy-or bedestroyed by! If the player moves in a direction away from enemy aircraft, the player is free to practice his flying skills without being confronted by an enemy aircraft.

Cyberport Niagara, Inc.
-----------------------

     Cyberport opened a "pay-one-price" tourist entertainment center (TEC) at the end of June. Cyberport Niagara is designed for the vacationing family. The various activity rooms contained within the facility have been carefully chosen to ensure that the amount of time that a person of any tourist age group spends is approximately the same as that of all other tourist age groups. By having a balanced blend of attractions, Management believes that it can attract large numbers of vacationers to the facility. The facility is not likely to achieve a status capable of causing people to plan vacations around it (such as DisneyWorld), exposure to large numbers of walking tourists is essential to marketing plans. These groups alone will not support a venture like Cyberport. However, in addition to the walking tourist family, bus tour groups are capable of providing large volumes of customers although at some what less of a net price per person. Both the walking tourist and the bus tour groups are in Niagara Falls in large numbers from late spring through late September. Cyberport has been actively marketing to the tour operators and has attended numerous industry meetings and conventions to further these activities. In addition, Cyberport has recruited the assistance of several individuals from Niagara Falls who have had many years of experience in working with the bus tour companies.

     Another factor critical to Management's plans for Cyberport is inclusion of educational aspects to the recreational activity to attract school tours to the facility in theslower fall to spring periods. This was done by contracting with the Ontario Science Centre for exclusive use of the traveling Science Circus, a display originally developed to promote science learning in the lesser populated sectors of Ontario but which, due to budget cuts, was no longer able to leave Toronto or to be properly staffed. In addition, the Companywas able to purchase exhibits of a space shuttle cockpit, Sputnik and a lunar rover when the space exhibit closed at the Canadian National Expo. These exhibits are interactive, and provide an interesting contrast of the old to the new when placed immediately before the pyramid opening to the replicas of artifacts found in the Tomb of Tut.

     Cyberport was unable to do any significant marketing or advertising prior to itsopening in summer of 1997. As a consequence, very little revenue was generated fromthe abbreviated time it was open. However, by opening the facility Cyberport was able todevelop marketing contacts and has assisted it in booking student outings for the springseason. Also, combined marketing programs with important other local attractions, most notably the Butterfly Museum, have begun to create bookings for future visits to Cyberport.

     From mid-December thru mid-April Cyberport is closed. Cyberport employees use that time to continue contacting the major hotels and tour operators in Niagara Falls (both Canadian and U.S. sides) These hotel and tour operators are key to gaining a share ofthe organized tour market. Cyberport personnel have also obtained press and television exposure including a morning feature on a Buffalo television station.

     Management believes that it will take time and further financing for the marketing efforts of Cyberport to translate into a volume of traffic necessary to support Cyberport. Cyberport's business is seasonal with the spring through summer months being the high seasons. Publicly available statistics from attractions such as the Butterfly Museum demonstrate that tourists come to Niagara Falls in sufficient number to make Cyberporta profitable venture. In addition, the long-delayed announcement of the site approved for the second Niagara Falls casino has recently been made. The announcement of that site is expected to spur construction in the Niagara Falls area, followed by another increase in the number of tourists coming to the area. However, there can be no assurances that the Company will be successful in gaining the necessary market share in order to make Cyberport successful with the limited cash resources presently at its command.

     The Company believes that its ability to operate this facility successfully depends on elements both within and outside of its control, including the success of its own products incorporated into this venture. In addition, the Company faces competition from existingand new entrants into the tourism market in the Niagara Falls region. Most of the competitors have more experience than the Company in opening and managing tourist facilities and most have more financial resources than the Company. There can be no assurances that this project will perform successfully.

Products
--------

     Tellurian has been designing, building and selling low cost, high speed image generators since 1988. The first generator, known as the AT-100 was used exclusively for flight training applications. Since 1992, the Company has been selling the AT-200 image generator which is a second generation unit and is largely used in simulators for training aircraft pilots and ship captains. The AT-200 is currently installed on Flight Trainer Devices("FTD") simulators, ships handling training devices, and air traffic control simulators. TheAT-200 provides real time image generation with high resolution, multi-channel operationand full color using proprietary hardware and software. As of March 31, 1998, the Company had built and sold over 250 AT-200 systems.

     The Company currently offers for sale its image generation unit and ancillary software (including performing repairs and maintenance and providing related consulting services) to two types of customers: those engaged in the production of training devices, and those who specialize in entertainment devices. The first category of customers includes such companies as Hughes/Link Corporation, Ship Analytics Corp., and Grumman Aerospace Corporation (currently known as Northrop/Grumman Aerospace Corporation). During the years ended December 31, 1997 and 1996, revenues from this category amounted to approximately 27% and 16%, respectively, of the Company's total revenues for each applicable period. The latter group includes MaxFlight Corp., Ride & ShowEngineering, and the Fightertown Entertainment Centers. During the years ended December 31, 1997 and 1996, revenues from this group amounted to approximately 15%and 0%, respectively, of the Company's total revenues for each applicable period. There were no sales of AT-200 units during 1997.

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

     The Company's marketing efforts prior to completion of the 1996 public offering hadbeen concentrated on selling image generating systems to manufacturers of trainers and simulators. The sales and marketing efforts were conducted by officers of the Company. During 1996, two principal customers, namely, Voyager and Ship Analytics Corp. accounted for 76% and 16%, respectively, of the Company's revenues. These same two companies represented 38% and 27%, respectively, of the Company's 1997 revenues.


Backlog
-------

     At December 31, 1997, the Company had no backlog. At December 31, 1996 the Company had a backlog of 32 Eagle units with a sales value of $160,896. The backlog was entirely under the Fightertown order which dates back before January 1, 1996 and under which Fightertown did not accept deliveries in 1995 or 1996. As of December 31,1997 all of these units have been delivered. (See Agreement with Fightertown.).


Other Products and Services
---------------------------

     Helmets. There are various manufacturers which produce helmets for virtual reality experiences. Tellurian believes that it is advantageous to utilize the unique technologies of the "EAGLE" in developing its own line of proprietary products since this allows it toutilize all of the advantages of the Eagle without adding unnecessary cost.

     Upon completion of the 1996 Public Offering, the Company began a development project to finalize the design and building of a helmet mounted visual system to take maximum advantage of the EAGLE image generator. This device is expected to replace the cumbersome 27" and 35" monitors now being used on Tellurian's game units. When combined with the EAGLE, the helmet's special optics and ear phones will give the player stereo viewing in full color with surround sound. The first working prototype of the Company's custom designed helmet was completed in the Fall of 1997. (See Management's Discussion and Analysis and Results of Operations.) Based on the initial performance and evaluations, Management has decided to concentrate its resources on incorporating the helmet into a game structure and showed that prototype unit at the important industry trade show (IAPPA) in November 1997.

     The helmet mounted visual system was displayed and offered for sale at the IAAPA trade show in November 1997. While the reaction to the visual system was extremely positive, it was clear that game software had to be completed before customers would commit to the purchase of these units. The Company has recently begun offering the unit with its air battle theme for delivery in 3 to 4 months. If a customer wishes to purchase the hardware with a different VR experience, the time required to program the data base would have to be added to that delivery cycle. Since several variations of the air battle experience are nearing software completion, the Company expects, subject to the availability of adequate financing, to be in full production and delivery of helmet basedunits late in the second quarter of 1998.

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



Product Marketing Strategies
----------------------------

     Tellurian's core product line is the computer image generator. These units are special purpose computers designed and built by the Company to render images in avariety of display devices, such as helmets, projection screens and TV monitors. The market for these products is in both the training/ simulation sector and the entertainment sector. The Company is seeking to market its products to distributors and large users of arcade type games. Location based entertainment operations which currently utilize the Company's devices are Six Flags (Great Adventure - Jackson, NJ, Magic Mountain - LosAngeles, CA) and Fightertown - Lake Forest, CA. Entering the entertainment market is anatural progression of the technology and products which the Company has been developing.

     Subsequent to completion of the public offering, the Company chose to concentrate its efforts on the completion of the product and game which is now at the heart of Cyberport. This game, which includes the hardware, the theme package, and the control network, along with the development of the helmet represent the best possible large volume, high profit market for the Company's products. Management believes that by concentrating its efforts on the displaying of Tellurian's products at Cyberport, it would be able to develop sales leads for its products to the entertainment market. While this approach has caused the short-term sale of small quantities of image generators to suffer, the Company has received, and is currently trying to close, numerous sales leads as a result of the Cyberport exposure.

     Due to the specialized nature of sales, significant training is required before newly hired sales persons are likely to be effective. While the Company hopes to add sales personnel in the future, it intends for the moment to continue its primary sales efforts through the officers based in its New Jersey facility. Traditional trade magazine advertising will be done on a regional scale, while trade show participation will be done on a national level.

     One of the goals of the Company is to produce complete game units for use in TCE's, LBE's, video arcades, and theme parks. The second market for the Company's products consists of companies which develop virtual reality games. Still another venue for sale of the Company's products is into the creation of mobile entertainment facilities which would allow their operators to move the games to the site of fairs, sporting events or association meetings. Each of these venues will be pursued as resources permit, but the Company does not currently have the resources to properly pursue these markets.


Licensing of Tellurian Technology
---------------------------------

     Pursuant to an agreement dated as of January 1, 1996 (and expiring January 1, 2001) by and between Tellurian and Voyager Graphics, Inc., a Republic of China corporation, ("Voyager") Tellurian granted Voyager an irrevocable, exclusive, assignable fully paid license (the "License") as the exclusive supplier of the EAGLE image generator (the "Product") within a restricted group of countries (the "Licensed Territory") and to sell the Products worldwide. The Licensed Territory consists of Afghanistan, Australia, Bahrain, Bangladesh, Bhutan, Burma, China (including Taiwan, Hong Kong and Mainland China), Cyprus, India, Indonesia, Iran, Iraq, Japan, Jordan, Kampuchea (Cambodia), Korea(North), Korea (South), Kuwait, Laos, Lebanon, Malaysia, Maldives, Marshall, Mongolia,Nepal, New Zealand, Oman, Pakistan, Philippines, Qatar, Saudi Arabia, Singapore, SriLanka (Ceylon), Syria, Thailand, Turkey, United Arab Emirates, Vietnam, Yemen (Adenand Sana). The License includes all the know-how, patent rights and copyright matter, if any (hereinafter the know how, copyrights and patent rights are collectively referred to asthe "Intellectual Property"), and the right to grant sub-licenses to third parties without the consent of

Tellurian. Tellurian retains the right to grant licenses of the Intellectual Property to third parties outside of the Licensed Territory and to sell the Products and/or any derivative products (i.e. computer image generators that are manufactured based on and by utilizing partly the Intellectual Property of Tellurian, hereinafter referred to as the "Derivative Products") outside the Licensed Territory. As part of the License Agreement, Tellurian was responsible to provide a classroom training and production training program of a total of twelve weeks for up to twelve engineers at Tellurian's facilities in New Jersey to provide each Voyager engineer with a sound working knowledge of every aspect of the computer image generator known as EAGLE and to build ten working units during the program.

     In consideration of the License and technology transfer, Voyager agreed to pay Tellurian $1,500,000, of which Tellurian agreed that Voyager will pay $650,000 to two parties unrelated to Tellurian for their services in connection with such contract resulting in a net amount of $850,000 to Tellurian, which amount has been paid.

     The Company is currently in discussion with Voyager regarding a further technology transfer license with certain aspects of the helmet product. No assurances can be given that such discussions will result in an agreement satisfactory to the Company.

Manufacturing of Eagle Units
----------------------------

     The Company designs and manufactures its products according to its proprietary designs and engineering. The Company uses vendors to produce the circuit boards used in its products. The Company also purchases integrated circuits (IC) from a variety of sources and is not dependent upon any one supplier with the exception of its central processing unit (CPU) for the EAGLE. The Company purchases its CPU and does not anticipate any supply problems in either the short or long term. Once all the components are assembled at the Company, the products are forwarded to another vendor for soldering. After soldering, the completed boards are returned to the Company for final integration into units ready for shipment.

Agreement with Fightertown
--------------------------


     In November 1997, the Company entered into a settlement agreement with Fightertown Entertainment, Inc.("Fightertown"). Tellurian had an order and cash deposit from Fightertown for several years which was, at the time it was received, a vote of confidence in the Tellurian vision as seen at that time. Due to the Company's financial difficulties prior to the Initial Public Offering completed in November 1996, Tellurian was unable to complete the EAGLE and deliver units to Fightertown until late in the second quarter of 1997. This extensive delay caused significant strain between the two companies which resulted in Fightertown initiating a law suit in the United States District Court, Central District of California, against Tellurian alleging various breaches of good faith and demanding, among other things, return of their deposit plus interest on those funds.

     During the third quarter of 1997 and extending into November 1997, the Company worked diligently to complete installation of the first group of EAGLES that were shipped to Fightertown and restore the confidence and working relationship that had previously existed between the two companies. In November 1997, the Company signed a mutual release and settlement agreement (the "Agreement") with Fightertown Entertainment, Inc.("Fightertown") to release all claims the parties have against each other except for obligations created by the Agreement. The terms of the Agreement included the following:(1) The Company was required to and did deliver to Fightertown twenty-five (25) EAGLE units between November 13, 1997 and January 31, 1998 and relinquish all ownership interest in eight AT-200 units currently in Fightertown's possession. The Company accepted all payments (i.e. the remaining deposit of $80,448) made to date in full payment of the 25 EAGLES; (2) Fightertown will have the right to purchase up to thirty (30) additional EAGLE units at any time on or before June 30, 1999 at a price of $6,000 per unit and delivery terms as specified in the Agreement; (3) The Company agreed to (and has paid) Fightertown $20,000 no later than January 31, 1998 for future consulting services regarding the performance of Tellurian's EAGLES; (4) The Company agrees to pay Fightertown $67,500 in three installments of $22,500 on August 15, 1998, August 15, 1999 and August 15, 2000. The payments are for the prominent use and display of the Fightertown name at the Cyberport facility, Fightertown's expertise in the theming and running of air battle games and the Company's acknowledgment that the Tellurian flight experience at Niagara Falls was modeled after Fightertown's flight simulation experience; (5) The Company agrees not to build a jet fighter based experience in which the image generators are housed in the fuselage resembling any type of airplane or in any way intended to be used in an experience similar to that which Fightertown employs. The Company may offer jet fighters in free standing game units designed for arcades; (6) The Company agrees to offer its new virtual reality helmet and new generation EAGLE which would employ textured images to Fightertown for its own use at a price such that no other customer is paying a lower price (except for a limited number of promotional units sold or placed to potentially new users of these products); and (7) The Company executed a stipulated judgment in the amount of $500,000 in favor of Fightertown to be entered against the Company should the Company fail to comply with any term of this Agreement. In the event of a breach of the Agreement, Fightertown must notify the Company of the breach and give the Company 15 days to cure the default before filing the stipulated judgment.

Research and Development
------------------------

     The Company is engaged and intends to continue to engage in ongoing research and product development efforts to expand and enhance the technical capabilities, design features and range of uses of its products. The Company currently employs five engineers/technicians who are involved in research and product development. Due to the increasing competition and rapid technological change in the VR marketplace, the Company believes that it must continue to improve and refine its products. Research and development costs for fiscal 1997 and fiscal 1996 were $862,031 and $688,103, respectively. See "Note 1 to the Notes to Consolidated Financial Statements."

Competition
-----------

     The  market  for the  Company's  revenue  producing  activities  is  highly competitive and rapidly changing, and the Company expects competition to continue to be intense in the foreseeable future. There are two major categories of competitors for the Company's products. The first are the "high end" (costly) real time image generators from companies such as Silicon Graphics, Inc., Evans & Sutherland, Inc. and Lockheed Martin Corp. These real-time image generators are generally used for military training and simulation applications; as engineering and graphics work stations; and as animation design tools. These costly systems provide photo realistic images by creating objects from polygons and laminating each surface with a texture pattern whereas the Company's products producea non-textured polygon image. Although these competitive systems provide very desirable images, the Company's products are substantially less expensive than those of such competitors. The second type of competitors are the manufacturers of "low end" (less costly) video arcade devices. These electronic devices have no computers and are limited as to the quality and complexity of the images they produce. Management believes that both categories of competitors will continue to improve their products in either price or performance as developments permit. The Company believes that its products provide a balanced approach the proper mix of image quality with price. Most of the Company's current and prospective competitors have (or will likely have) significantly greater financial, technical, manufacturing and marketing resources and experience, and a larger installed base, than the Company.

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

     The Company has established Cyberport and, if financial resources permit, may establish one or more additional TCE's and/or LBE's. The Company anticipates significant competition in this market. While the Company knows of no single dominant company in this marketplace, it is aware that many companies are currently planning, developing and/or operating similar businesses. Most of these companies have better financial resources than the Company and have more experience in developing these facilities. No assurances can be given that the Company will be able to compete successfully in this market or that the Company will be successful in establishing or entering into revenue sharing agreements or financing agreements for Cyberport or other similar facilities. Further, there can be no assurances that, if the Company is successful in obtaining such financing, the resulting businesses can be operated at a profit.

Lack of Patent Protection
-------------------------

     The Company does not currently hold any patents and the technology embodied in the Company's current product line cannot be patented. The Company relies on confidentiality agreements with its key employees to the extent it deems such to be necessary.



Employees
---------

     Tellurian has 12 full-time employees, including 2 executive employees, 3 technicaland production persons and 2 engineers at its New Jersey facility and 5 administrative and sales personnel at Cyberport. It should be noted that the Cyberport facility is not currently open to the public and that the number of employees will increase when it reopens on a full time basis in April. The Company believes that its relations with its employees is good. None of the Company's employees are represented by a union.

Item 2.    Description of Property.
-------    ------------------------

     In January, 1997, the Company commenced a ten year lease expiring January, 2007 for approximately 10,000 square feet of space at 300K Route 17 South, Mahwah, NJ. Pursuant to the lease, the Company pays a monthly base rent of $6,250. The Company believes that suitable additional facilities, if needed, can be found on terms satisfactory to the Company.


     In May 1996, the Company entered into a two-year lease expiring May 31, 1998 for approximately 7,500 square feet of space at 15 Industrial Avenue, Upper Saddle River, NJ 07458. Pursuant to the lease, the Company pays a monthly rent of $5,125. The Company has the option to renew the lease for two one-year periods at fair market value. The Company does not intend to renew this lease.

     In February 1997, Cyberport entered into a five year lease expiring January 2002 with two five year renewal options for approximately 40,000 square feet of space at 5781 Ellen Avenue in Niagara Falls, Ontario, Canada. Pursuant to this lease, Cyberport pays an average annual rental over the life of the lease of $247,298. The Company believes this space is adequate to house its Cyberport operations for the foreseeable future. The Company has an option to purchase the facility for $2,160,000 at any time beginning January 1, 1998 and ending July 31, 1998. Under the terms of the recent restructuring of debt at Cyberport (see "Recent Developments") Cyberport has been granted a three month moratorium (March, April and May) on its rent payments. This moratorium requires Cyberport to make double payments in July, August and September in order to restore itself to a current rental status.

Item 3.    Legal Proceedings.
-------    ------------------

     In September 1997, both Tellurian and Cyberport were named in legal actions in Ontario by eight construction firms (namely, Newman Bros. Limited, Unistrut Canada Limited, Phoenix Wood Products, Star Tile Centre Limited, Ecco Electric Limited, DBN Drywall & Acoustics Limited, PRW Excavating Contractors Ltd. and Expoplex Incorporated) claiming that services performed by them at the site that houses Cyberport have not beenfully paid for. The amounts claimed was for an estimated $1,400,000.


     As of March 31, 1998, the Company has reached an agreement with the representatives of the creditor group and Cyberport's landlord which resulted in aresolution of this matter in a form acceptable to Management and to the creditors. This agreement resulted in all of the debt being converted into 350,000 restricted shares of Tellurian common stock and 912,634 shares of Cyberport Series "B" Special Shares (preferred stock) with a $1 (Canadian) par value. The Company has the right to redeem this preferred stock until October 10, 1998 at $1.10 Canadian ( approximately $.77 U.S.).per share. Should the Company choose not redeem this stock, the holders of the stockhave the right to convert the preferred stock into restricted Tellurian common shares at therate of 2.28 shares of preferred for each share of common. This conversion right expireson December 31, 1998. (See "Recent Developments" under Item 1.)

     As of March 31, 1998, Management is not aware of any other material legal proceedings involving the Company or its subsidiaries.


Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

           Not applicable.

                                     PART II


Item 5.    Market Information
-------    ------------------

           The Company's Common Stock and Common Stock Purchase Warrants are each quoted as a Small Cap issue on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbols "TLRN" and "TLRNW." As of March 31, 1998 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock andWarrants in the over-the-counter market were $2.8325 and $.5625, respectively.


     The following table reflects the high and low sales prices for the Company's Common Stock and Warrants for the periods indicated as reported by the National Association of Securities Dealers, Inc. ("NASD") from its NASDAQ system:


                                                                          Common Stock
                               Common Stock                            Purchase Warrants
                               ------------                            -----------------
                          High              Low                      High             Low
                          ----             ----                      ----            ----
1997
First Quarter             6.875            4.750                     3.750            1.375

Second Quarter            6.375            3.500                     1.875             .750

Third Quartr              5.250            2.750                     1.250             .4375

Fourth Quarter            5.875            2.250                     2.000             .5000
                                    --------

1996
November 5
(first day of trading)
through
December 31, 1996          71/2             53/4                       41/4            21/2


     The over-the-counter market quotations reported above reflects inter-dealer prices, without retail markup, markdown or commission. Management has been advised by its transfer agent (Continental Stock Transfer & Trust Company) that the approximate number ofrecord holders of the Company's Common Stock, as of April 7, 1998, the record date, was approximately 31. However, the Company has been advised by J.W. Barclay & Co., Inc.,the Underwriter of its initial public offering, that it has in excess of 550 persons who beneficially own the Company's Common Stock as of the above referenced date. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

As disclosed in Item 1, the Company has been advised by NASDAQ that it may be inviolation of NASDAQ's requirements for continued listing. The Company has submitted a written appeal to NASDAQ indicating that, as a result of the debt restructuring with the creditors of Cyberport, the Company may now be in compliance with the requirements of NASDAQ. As of the date of this filing, the Company has not heard the results of its appeal. Should the Company be unsuccessful in this appeal and any subsequent actions which it may take to preserve its listing on NASDAQ, the resulting loss of its listing may materially adversely affect the Company's ability to raise required financing and the market value of the Company's securities and the ability of investors to liquidate their securities. Further, the Company's securities may become subject to the "penny stock" rules.


The Securities and Exchange Commission has adopted "penny stock" regulations which applies to securities traded over-the-counter. These regulations generally define "penny stock" to be any equity security that has a market price of less than $5.00 per share or a warrant that has an exercise price of less than $5.00 per share or an equity security of anissuer with net tangible assets of less than $2,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for at least three years. Subject to certain limited exceptions, the rules for any transaction involving a "penny stock" require the delivery, prior to the transaction, of a risk disclosure document prepared by the Commission that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction. If the Company's securities trade below $5.00 per security after the Offering, they will be a penny stock unless the Company has audited financial statements demonstrating net tangible assets of at least $2,000,000. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in the Offering to sell the Company's securities in the secondary market.

Item 6.   Managements Discussion and Analysis of Financial or Plan of Operation.
-------   ----------------------------------------------------------------------

INTRODUCTION

         During 1997 the Company has been able to make progress towards meeting its objectives which included:

 * Development of its virtual reality helmet;

 * Establishment of a virtual reality show place for demonstrations of Tellurian products; and

 * Establishing a TEC for the purpose of operating and owning such afacility in order to generate revenues.

     The market for free-standing image generators has proven to be extremely limited. The development of the data-base to complete the experience is a skill possessed by a imited number of companies in the industry, but the majority of the potential customers for Tellurian products are arcades, restaurants, and other entertainment facilities who rely on their supplier to deliver a complete, ready to run experience. The Tellurian image generator has the advantage of being able to display a 360 degree world in which all of the players can be linked. The competitive edge that Tellurian has is that its' world can be hanged by any of the players and the resulting world is changed for all of the players. Game software for this type of world must be developed specifically for that world. Without both the image generator and the database software, Tellurian has in the past been trying to sell to an extremely limited market. The Tellurian product which now exists is one which is a free-standing experience. Further, the completion of the helmet as described herein allows the experience to be delivered to the end-user requiring very little physical space. The space issue is also critical to end-users who evaluate the performance of their investments on a "revenue per square foot basis". This combination should allow Tellurian to market its products to distributors and large end users of arcade type games,a market in which it had no access to before these developments.



The Virtual Reality Helmet
--------------------------

     The virtual reality helmet (with a disposal liner) is critical to the broad market acceptance of Tellurian's products since it removes one of the major sources of market resistance to the Company's virtual reality units--the amount of physical space requiredby the viewing screens. The arcade market represents by far the largest grouping of otential buyers for the units and these potential buyers are heavily influenced by there turn per square foot of floor space occupied. The helmet would reduce the square footage needed by approximately 50% while improving the quality of the sound through the almost complete elimination of background noise coming from other activities in the facility and significantly reducing the Company's cost per virtual reality unit. The
Tellurian helmet has been specifically engineered to be driven by the proprietary Tellurian EAGLE image generator. Management expects that the quality of the experience gained through use ofthe helmet coupled with the head motion tracker will be significantly superior to the experience currently offered in the marketplace either by Tellurian or by any of its competitors.

     The helmet is now ready for introduction to the market, but the Company needs approximately $250,000 of financing to produce and market the Tellurian Helmet. The Company plans to offer the helmet based experience for delivery within 4 months from dateof order, but its ability to do that is subject to the receipt of sufficient financing. However, the Company cannot be certain that the design principles it has decided upon will be successful in the marketplace. Also, the Company cannot be sure that the marketplace will accept the product and the pricing which the Company intends to utilize. Management recognizes that many competitors are actively engaged in the design and manufacture of products intended for this use. Many of these competitors have more experience in helmet design and manufacturing that the Company does, and many of these competitors have more financial resources to draw upon than the Company. There can be no assurance that the Company's design will be successful, nor that the Company will find a ready market and sufficient financing for the helmet. The Company expects that, if the helmet design is successful, this medium will replace the larger and more expensive means of delivering the video and audio images to its customers. Management believes that, if successful, the helmet may represent a significant portion of its future revenue.

Cyberport
---------

     In late June 1997, the Company was able to begin conducting operations in its subsidiary, Cyberport Niagara, Inc. Although the limited opening of Cyberport was not done early enough to have an noticeable impact on revenue for the season, Management believes that it was essential to open the facility in close to final form in order to attract the various tour operators to view the facility. While Management does not believe that the flow from the casual tourists in Niagara Falls will provide enough revenue to ensure the viability of Cyberport, Management believes that the exposure to the summer tourists and, more importantly, to the tour groups that conduct summer business in Niagara Falls, was critical to Management's plans to develop the group tour business for the 1998 and ubsequent seasons. The Company promoted the facility in general and the Tellurian experience extensively since the 1997 opening. Numerous "free-of-charge" events were run in order to hasten the awareness of the facility to the tourism industry in the Niagara region. Efforts concentrated on ensuring strong relationships with group tour operators and guaranteeing prime exhibit spots in the many tourist information booths in and around the Niagara area for the 1998 season. As a result, revenues for 1997 were minimal, but Management believes that the marketing programs and overall direction of

Cyberport is correct. Management is particularly encouraged by the sales leads it has received for Tellurian products as a result of the promotional efforts done by Cyberport staff.

     The Company believes that its ability to operate this facility successfully depends on elements both within and outside of its control, including the success of its own products incorporated into this venture. Also, the Company faces competition from existing and new entrants into the tourism market in the Niagara Falls region. Most of the competitors have more experience than the Company in opening and managing tourist facilities and most have more financial resources than the Company. There can be no assurances that this project will perform successfully.


     The Company is endeavoring to locate an investor desirous of owning an interestor a controlling interest in Cyberport Niagara. There can be no assurance that the Company will be successful in this effort or that, if successful, that the terms and conditions of the sale will be satisfactory to the Company. Nonetheless, the Company expects that a significant portion of its future revenues are dependent upon the successful operation of Cyberport facilities.

Voyager
-------

     In 1996, Tellurian entered into a Technology Transfer Agreement with Voyager (a Republic of China corporation) pursuant to which Tellurian granted Voyager certain rights in return for a net fee of $850,000 to Tellurian. The Company has been contacted by Voyager to discuss an additional transfer agreement dealing with the virtual reality helmet technology. Management is evaluating the impact such an agreement would have upon its operations prior to making an decision regarding its willingness to share this technology with Voyager. Should Management decide to enter into negotiations with Voyager on this matter, there can be no assurances that an agreement satisfactory to the Company can be reached.

PLAN OF OPERATION

The Company plans to focus its efforts on the following areas:

 *   Pursuing   the    merger/acquisition   of   companies   offering   products
     and/orservices complementary to the entertainment market presently being marketed to by the Company;

 * Finding and entering into join ventures or revenue sharing agreements with third parties for the purpose of owning, operating and/or having an interest in one or more Tourist Entertainment Centers (TEC) or Location Based Entertainment Centers (LBE) for the sale and/or use of its virtual reality gameunits;

 * Increasing revenues through marketing efforts of its new EAGLE productnow on display at its Cyberport facility; and

 * Marketing its virtual reality helmet with head tracking and establishing products utilizing the helmet technology.

     Marketing of the EAGLE image generators and helmets will be accomplished by directing efforts towards three different customer groups:

 * The training and simulation market where Tellurian has been selling its AT-200 unit;

 *   The   virtual   reality   game   developer   market   through   trade  show
     exhibits,advertisements and newsletters; and

 *   The interactive thrill ride market.

     The Company intends to expand its customer base through trade show involvement at which it can demonstrate its EAGLE product and its helmet technology. Also, the Company is actively pursuing sales leads generated from the market recognition gained from the Cyberport operations. The Company intends to continue its on goingresearch and development efforts and to expand and enhance the technical capability, design features and range of its products. Tellurian has designed and installed complete games units in its Cyberport facility and intends to pursue this concept in developing any future TEC or LBE locations. Tellurian has financed the Cyberport facility utilizing aportion of the proceeds of its public offering and is now actively seeking investors and/or lenders to meet the remaining capital needs of the venture and to release some of Tellurian's capital to allow it to pursue subsequent opportunities. The Company has limited experience in owning, financing and operating such centers, and is dependent in such areas upon third parties to assist it or participate with it in completing such centers. The Company is dependent upon joint ventures or revenue sharing agreements with third parties or the sale of up to a majority interest in Cyberport (or other financing) in order to establish other TEC's or LBE's. Management estimates that opening entertainment facilities in addition to Cyberport could range in cost from $1,000,000 to $2,500,000 dependent upon location and the size of facility. The Company anticipates participating in any future joint venture or revenue sharing project by providing its equipment to the entertainment facility and having another party provide most (if not all) of the financing. Any cash provided by the Company to a new entertainment facility would be minimal unless the Company were able to obtain additional external financing or sell up to a majority interest in the Company's Cyberport facility. Of course, the amount of financing provided by the Company to any joint venture or revenue sharing agreement would likely increase the Company's joint venture interest or amount of revenues that it would be entitled to receive. There can be no assurances that the Company will be successful in this regard or that it will be able to derive profits from such operations.

Results of Operations

Year Ended December 31, 1997 ("1997") vs. December 31, 1996 ("1996")

     Tellurian's net sales for 1997 were $521,045, a decrease of $298,335 or 36% over the comparable period of the prior year. Such decrease was primarily due to the completion of the Voyager consulting contract at the end of 1996. Also, the Company's concentration on developing the helmet display unit and on opening Cyberport may have negatively impacted sales from the image generation equipment. For 1997, the Company's gross profit was $165,913 as compared to $535,373 for the comparable period of the prior year. Such decrease in gross profit is partially due to the loss of revenue from the completion of the Voyager contract and partially due to the costs related to the operation of the Cyberport Niagara facility.

     Tellurian's research and development activities for 1997 were $862,031, representing an increase of $173,928, or 25%, over the comparable period of the prior year. The increase in research and development activities related to Tellurian's concentrated effort to complete virtual reality helmet and to develop software for use with that helmet and other versions of virtual reality products.

     Selling, general and administrative expenses for 1997 were $1,934,319, an increase of $1,349,198, or 230%, over the comparable period of the prior year. This increase is principally due to the cost of developing and operating Cyberport (approximately $950,000) as well as the increased costs related to becoming a public entity (insurance, professional fees and similar items).

         For 1997 interest expense was $121,186, and increase of 9,853, or 8.7%, over the comparable period of the prior year.

     Tellurian's net loss for 1997 was $2,708,993 as compared to a loss of $962,410 for the comparable period of the prior year.

Liquidity and Capital Resources

     In December 1995 and January 1996, the Company raised approximately $675,000 from the sale of promissory notes and 3,000,000 warrants which were automatically convertible into 3,000,000 warrants identical to those Warrants sold in Tellurian's public offering. In June 1996, the Company received proceeds of approximately $149,000 from the sale of its promissory notes, $25,000 of which automatically converted into 25,000 shares of the Company's Common Stock upon the completion of its public offering in November 1996.

     In November 1996, the Company sold 1,400,000 shares of its Common Stock at an offering price of $5.00 per share and 2,127,500 Common Stock Purchase Warrants at an offering price of $.25 per share. The Company received net proceeds of approximately $6,200,000 from the offering.

     For the year ended December 31, 1997, net cash of $1,107,900 was used inoperating activities as a result of the Company's net loss which was partially offset by substantial increases in the Company's accounts payable. For the year ended December 31, 1996, $1,851,540 was used in operating activities.

     For the year ended December 31, 1997, net cash of $864,568 was used in investing activities. Funds of approximately $2.06 million were provided from the sale of marketable securities and approximately $2.77 million was used in the purchase of property and equipment, almost entirely at the Cyberport facility. For the year ended December 31,1996, $2,210,233 was used in investing activities.

     For the year ended December 31, 1997, $368,484 was provided from financing activities. The primary sources of this cash were the proceeds of certain loans completed during the year. For the year ended December 31, 1996, $5,783,829 was provided from financing activities. The primary source of these funds from the public offering completed in November of 1996.

         During March 1998, the Company completed a warrant exchange offer. The offer was made on the following terms:

          1. Warrant holders who tendered their warrants at $1.875 per tendered warrant received one unit for each warrant tendered.

          2. Each unit consisted of one share of the Company's common stock and one new warrant identical to the tendered warrant.

The Company sold a total of 321,605 units resulting in gross proceeds of $603,011 and net proceeds of $490,912 after offering costs of $112,099.



In March 1998, the Company and certain of the vendors of Cyberport agreed to restructure approximately $1,349,000 of accounts payable as follows:

         1. The vendors transferred Canadian $1,000,000 (approximately $700,000 U.S.)of the payables to Cyberport's landlord. The landlord was given the right to convert the payables into restricted shares of the Company's stock. In March 1998, the landlord converted the payables into 350,000 shares of common stock.

         2. Cyberport issues 912,634 Series B Special Shares at Canadian $1.00 per share for the balance of the monies owed.

These shares are non-voting shares that carry a 12% annual cumulative cash dividend payable quarterly. The Company has the right to redeem these shares at any time prior to October 10, 1998 at a price of Canadian $1.10 per share including any accrued and unpaid dividends outstanding at that time. Should the Company choose not to redeem those shares, the vendors have the right to convert any or all of those shares into Tellurian common stock at the conversion rate of
2.28 Series B shares for 1 common share.

     During 1997, the Company experienced delays in completing the virtual reality helmet and has suffered from its inability to attract a major investor to the Cyberport project as planned. These two events, coupled with the limited revenues from sales of the Company's existing products and less than expected receipts from Cyberport, have caused a continued drain of the Company's limited capital. As a result, Management has been forced to devote significant efforts to raising capital in support of the plan of operations. While many potential investors have been approached about Cyberport, the lack of a demonstrable financial track record has made it difficult to complete the sale of any of the Company's Cyberport interest.

     Management believes that the introductory marketing costs of the virtual reality helmet and the working capital required to be able to meet expected delivery needs will require the Company to utilize an estimated $250,000 of capital beyond that which could be allocated to the helmet from the recently completed warrant conversion offer. If the Company is not successful in obtaining those funds, the introduction of the helmet will be negatively impacted and the Company's operating results will be adversely impacted.

     The Company recently negotiated a $250,000 short-term loan with a non-affiliated party. The loan was made to the Company to assist it in operating while the recently completed public offering was in process. That loan was repaid from the proceeds of the offering as the Company's first priority in disbursement of funds. The Company is presently negotiating a renewal of that loan in anticipation of a cash need to complete the helmet, for working capital at Cyberport, and to do the work necessary to pursue the potential acquisitions that the Company is presently evaluating. It is anticipated that such loan would bear interest at the rate of 12% per annum and not be convertible into capital stock of the Company. No assurances can be given that such financing will be successful.

     At December 31, 1997, Tellurian had a working capital deficit of $2,087,263. The impact of the warrant exchange offer and the recently completed debt conversion has significantly reduced, but not eliminated, that deficit. The Company is currently meeting its cash requirements from limited cash generated from operations and limited cash resources that are left from the proceeds of Tellurian's recent warrant conversion offering. In light of the Company's working capital deficit and continued negative operating cashflows, the Company is dependent upon immediate and substantial additional revenues from operations, the sale of up to a majority interest in its Cyberport facility and private or public financing to meet its obligations as a going concern.


With respect to a possible sale of up to majority interest in Cyberport, the Company has active negotiations with various firms interested in acquiring the Company's Cyberport interest as well as the right to open other Cyberport licensed facilities. No assurances can be given that the Company will be successful in its efforts to obtain the necessary cash to remain a going concern. The audited financial statements have been prepared by Management on a going concern basis. See "Note 1 in the Notes to Consolidated Financial Statements." In the event that cash generated from the Company's plan of operation as specified above are insufficient to meet its existing obligations and on-going expenses (including those of Cyberport Niagara), the Company may need to seek reorganization protection under applicable bankruptcy laws.

The Company has issued letters of intent to merge with two companies and has a proposal to underwrite a financing of an estimated $6,000,000 to $8,000,000 from an investment banking firm. The Company believes that these mergers and the proposed financing represent the best alternative available to the Company in order to carry out its proposed business plan. However, no assurances can be given that either the proposed mergers or the proposed financing will be successful.

Item 7.          Financial Statements
-------          --------------------

         The information required by Item 7, and an index thereto commences on page F-1,which pages follow this page.

Item 8.          Changes in and Disagreements with Accountants on Accounting and
-------          ---------------------------------------------------------------
Financial Disclosure.
---------------------

Not applicable.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





REPORT OF INDEPENDENT
   CERTIFIED PUBLIC ACCOUNTANTS                                           F-2

CONSOLIDATED BALANCE SHEET                                                F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS                       F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                           F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9 - F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Tellurian, Inc.
Mahwah, New Jersey


We have audited the accompanying consolidated balance sheet of Tellurian, Inc. and Subsidiaries as at December 31, 1997, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the management of Tellurian, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tellurian, Inc. and Subsidiaries as at December 31, 1997, and the results of its operations and cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss for the year ended December 31, 1997 of approximately $2,709,000 and at December 31, 1997 has a deficit working capital of approximately $2,106,000. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company has been engaged in continuous efforts since June 1997 to formulate a restructuring plan as well as to raise additional capital through the sale of common stock and warrants, as more fully discussed in Notes 18 and 19. During March 1998 the restructuring plan was accepted, and additional funds were raised through a public offering. However, to achieve profitable operations, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow and to meet its restructured debt obligations as well as its current operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.



                                                   MILLER, ELLIN & COMPANY, LLP
                                                   CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
March 10, 1998, except for Notes 18
   and 19 which is March 31, 1998

                        TELLURIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997


                                     ASSETS


CURRENT ASSETS:
   Cash                                                            $    187,189
   Marketable securities                                                108,912
   Accounts receivable, net of allowance for
     doubtful accounts of $-0-                                            9,029
   Inventories                                                          662,364
   Prepaid consulting fees                                               62,187
   Prepaid expenses and other current assets                             23,206
                                                                   ------------
              Total current assets                                    1,052,887
                                                                   ------------

PROPERTY AND EQUIPMENT - at cost
   less accumulated depreciation                                      2,688,346
                                                                   ------------
OTHER ASSETS:
   Security deposits                                                     70,070
   Deferred offering costs                                               92,099
                                                                   ------------
              Total other assets                                        162,169
                                                                   ------------
                                                                   $  3,903,402
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                            $     34,953
   Note payable - bank                                                  100,000
   Notes payable - other                                                200,000
   Accounts payable and accrued expenses                              1,953,481
   Notes payable - related parties                                      496,736
   Interest payable - related parties                                   354,980
                                                                   ------------
              Total current liabilities                               3,140,150
                                                                   ------------

LONG-TERM DEBT - net of current maturities                              125,630
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value
     Authorized - 25,000,000 shares
     Issued and outstanding - 3,025,000 shares                           30,250
   Additional paid-in capital                                         6,345,162
   Accumulated deficit                                               (5,767,777)
   Other comprehensive income                                            29,987
                                                                   ------------
              Total stockholders' equity                                637,622
                                                                   ------------
                                                                   $  3,903,402
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements


                                          TELLURIAN, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED                                                                                 DECEMBER 31,
                                                                                        1997            1996
                                                                                    -------------  ------------
REVENUES                                                                            $     521,045  $    819,380

COST OF SALES                                                                             355,132       284,007
                                                                                    -------------  ------------

GROSS PROFIT                                                                              165,913       535,373
                                                                                    -------------  ------------

OPERATING EXPENSES:
   Research and development                                                               862,031       688,103
   Selling                                                                                300,662       189,429
   General and administrative                                                           1,630,637       395,692
                                                                                    -------------  ------------

                                                                                        2,793,330     1,273,224
                                                                                    -------------  ------------
LOSS FROM OPERATIONS                                                                   (2,627,417)     (737,851)
                                                                                    -------------  ------------

OTHER INCOME AND EXPENSES:
   Interest expense                                                                       (71,512)      (50,313)
   Interest expense - related parties                                                     (49,674)      (61,020)
   Interest income                                                                         68,339        21,087
   Deferred debt costs                                                                       -         (152,398)
   Other income (expenses)                                                                (28,729)       18,085
                                                                                    -------------  ------------

                                                                                          (81,576)     (224,559)
                                                                                    -------------  ------------
NET LOSS                                                                            $  (2,708,993) $   (962,410)
                                                                                    =============  ============


NET LOSS PER COMMON SHARE                                                                   $(.90)        $(.53)
                                                                                            =====         =====


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                                            3,025,000     1,817,708
                                                                                        =========     =========


The accompanying notes are an integral part of the consolidated financial statements



                                          TELLURIAN, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS





                                                                                             YEARS ENDED
DECEMBER 31,
                                                                                        1997            1996
--------------------------------------------------------------------------------    -------------  ------------
Net loss                                                                            $  (2,708,993) $   (962,410)

Other comprehensive income:
 Foreign currency translation adjustment                                                   29,987          -
                                                                                    -------------  ------------

Comprehensive loss                                                                  $  (2,679,006) $   (962,410)
                                                                                    =============  ============































The accompanying notes are an integral part of the consolidated financial statements




                        TELLURIAN, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                       TOTAL
                                                                          ADDITIONAL                    OTHER          STOCKHOLDERS'
                                                    COMMON STOCK            PAID-IN      ACCUMULATED    COMPREHENSIVE  EQUITY
                                                  SHARES       AMOUNT       CAPITAL      DEFICIT        INCOME         (DEFICIENCY)

BALANCE AT January 1, 1996 ..................   1,600,000   $    16,000   $   107,265    $(2,096,374)    $     --     $(1,973,109)

Issuance of common stock and warrants in
  connection with initial public offering ...   1,400,000        14,000     7,517,875           --             --       7,531,875

Offering costs in connection with
  initial public offering ...................        --            --      (1,326,728)          --             --      (1,326,728)

Conversion of promissory notes in
  connection with initial public offering ...      25,000           250        24,750           --             --          25,000

Issuance of warrants in connection with
  private placement .........................        --            --          22,000           --             --          22,000

Net loss for the year ended December 31, 1996        --            --            --         (962,410)          --        (962,410)
                                              -----------   -----------   -----------    -----------    -----------   -----------

BALANCE AT December 31, 1996 ................   3,025,000        30,250     6,345,162     (3,058,784)          --       3,316,628

Foreign currency translation adjustment .....        --            --            --             --           29,987        29,987

Net loss for the year ended December 31, 1997        --            --            --       (2,708,993)          --      (2,708,993)
                                              -----------   -----------   -----------    -----------    -----------   -----------

BALANCE AT December 31, 1997 ................   3,025,000   $    30,250   $ 6,345,162    $(5,767,777)   $    29,987   $   637,622
                                              ===========   ===========   ===========    ===========    ===========   ===========



                                      The accompanying notes are an integral part of the consolidated financial statements



                                          TELLURIAN, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1997            1996
--------------------------------------------------------------------------------    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $  (2,708,993)  $   (962,410)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Deferred costs                                                                      50,000           -
       Accrued interest income on marketable securities                                    (3,912)        (6,118)
       Depreciation and amortization                                                      231,442         17,500
       Amortization of deferred debt costs                                                   -           152,398
       Loss on sale of property and equipment                                               8,954           -
       Loss on sale of marketable securities                                               12,388           -
       Changes in assets and liabilities:
         Accounts receivable                                                              125,333       (129,362)
         Allowance for doubtful accounts                                                 (115,000)       115,000
         Inventories                                                                     (374,513)      (200,633)
         Prepaid consulting fees                                                           74,625       (136,812)
         Prepaid expenses and other current assets                                         (9,350)        (6,045)
         Security deposits                                                                (22,320)       (46,825)
         Accounts payable                                                               1,710,814       (384,836)
         Consulting fees payable                                                          (46,594)      (209,099)
         Interest payable - related parties                                                39,674         21,702
         Deferred revenue                                                                 (80,448)       (76,000)
                                                                                    -------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (1,107,900)    (1,851,540)
                                                                                    -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                            48,000           -
   Purchases of property and equipment                                                 (2,770,566)      (190,965)
   Sale of marketable securities                                                        2,062,998           -
   Purchases of marketable securities                                                    (205,000)    (1,969,268)
   Deferred costs                                                                            -           (50,000)
                                                                                    -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (864,568)    (2,210,233)
                                                                                    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable - bank                                                      100,000           -
   Proceeds from notes payable - other                                                    200,000           -
   Proceeds from long-term debt                                                           264,764        703,000
   Repayment of long-term debt                                                           (104,181)      (870,000)
   Payments of deferred offering costs                                                    (92,099)          -
   Payments of offering costs                                                                -        (1,326,728)
   Proceeds from issuance of warrants in connection with private placement                   -            22,000
   Proceeds from notes payable - related parties                                             -           248,000
   Repayments of notes payable - related parties                                             -          (422,185)
   Proceeds from issuance of common stock                                                    -         7,531,875
   Repayments of notes payable - other                                                       -              (500)
   Payments of deferred debt costs                                                           -          (101,633)
                                                                                    -------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 368,484      5,783,829
                                                                                    -------------   ------------
EFFECT OF EXCHANGE RATE CHANGES                                                            29,987           -
                                                                                    -------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (1,573,997)     1,722,056
CASH AND CASH EQUIVALENTS - beginning                                                   1,761,186         39,130
                                                                                    -------------   ------------
CASH AND CASH EQUIVALENTS - ending                                                  $     187,189   $  1,761,186
                                                                                    =============   ============

                The accompanying notes are an integral part of the consolidated financial statements



                                          TELLURIAN, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (CONTINUED)







                                                                                             YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        1997            1996
--------------------------------------------------------------------------------     ------------  ------------


SCHEDULE OF NON-CASH ACTIVITIES:

   Conversion of long-term debt into common stock                                     $     -        $   25,000
                                                                                      ==========     ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                                             $   81,517     $   89,631
   Cash paid for income taxes                                                               -              -






                The accompanying notes are an integral part of the consolidated financial statements

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 1 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a net loss for the year ended December 31, 1997 of approximately $2,709,000 and at December 31, 1997 has a deficit in working capital of approximately $2,106,000. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan includes the raising of additional capital through the public sale of common stock and warrants (Note 18) and the formulation of a restructuring plan with a majority of its trade creditors of its Canadian subsidiary (Note 19). The unaudited pro forma effect of these items are presented in Note 20.

     During March 1998 the restructuring plan was accepted and additional funds were raised as contemplated by the public offering. However, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to achieve profitable operations and to meet its restructured debt obligation as well as its current operations.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Line of Business
     ---------------------------------

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

     In March 1997, the Company formed a wholly-owned subsidiary, Cyberport Niagara, Inc. ("Cyberport") in the province of Ontario, Canada. Cyberport operates a tourist entertainment center in Niagara Falls, Ontario, Canada which opened in late June 1997. In addition, the Company formed a second wholly-owned subsidiary, Cyberport International, Inc., a Delaware corporation. This corporation is inactive and has no assets.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Basis of Consolidation
     ----------------------

     The consolidated financial statements for the year ended December 31, 1997 include the accounts of the Company and its subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     Revenue Recognition

     Sales are recognized when the finished product is shipped or when services are performed.

     Cash Equivalents
     ----------------

     The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

     Marketable Securities
     ---------------------

     The Company classified all of its marketable securities as held-to-maturity, and accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses was reflected in the Company's consolidated financial statements. At December 31, 1996, the Company's held-to-maturity securities consisted of treasury bills with contractual maturities from six months to two years and the carrying amount of these investments approximated market value. The treasury bills were sold in 1997. At December 31, 1997, the Company's held-to-maturity securities consisted of a certificate of deposit with an original maturity of one year. The certificate matures in April 1998.

     Concentrations of Credit Risk
     -----------------------------

         Accounts Receivable
         -------------------

         The Company sells primarily to aviation training and entertainment entities throughout the United States. It is the Company's policy to require a substantial deposit prior to commencement of production for specific orders with the balance due upon completion.

         Cash
         ----

         The Company maintains cash balances in its banks which, at times, may exceed the limits of the Federal Deposit Insurance Corp.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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

     Inventories
     -----------

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment
     ----------------------

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease.

     Expenditures for repairs and maintenance are charged to expense as incurred.

     Deferred Offering Costs
     -----------------------

     Deferred offering costs represent costs incurred in the filing of a registration statement on Form SB-2 for the purpose of registering securities for sale to the holders of its warrants. Such costs are charged to additional paid-in capital when the registration is complete.

     Deferred Debt Costs
     -------------------

     Deferred debt costs represented costs incurred in connection with the Company's 1996 private placement agreement. The costs were amortized over the respective terms of the promissory notes issued. All the promissory notes were repaid from the proceeds of the public offering.

     Deferred debt costs amounted to $-0- and $152,398 for 1997 and 1996, respectively.

     Research and Development
     ------------------------

     Research and development costs, related to present and future products, are charged to expense in the period incurred. Research and development costs amounted to $862,031 and $688,103 for 1997 and 1996, respectively.

     Advertising Costs
     -----------------

     Advertising costs are charged to operations when incurred. Advertising costs amounted to $73,399 and $-0- for 1997 and 1996, respectively.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Translation of Foreign Currency
     -------------------------------

     The foreign currency financial statements of divisions operating outside the United States are translated in accordance with the requirements of the Financial Accounting Standards Board. All income and expense accounts are translated at average exchange rates; assets and liabilities, at current exchange rates; and stockholders' equity at historical exchange rates.

     Income Taxes
     ------------

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

     Loss Per Common Share
     ---------------------

     The Company adopted SFAS No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The statement also requires restatement of all prior period earnings per share data presented.

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding has been adjusted to reflect the recapitalization in connection with the private placement as if it had occurred as of the beginning of the period for which loss per share is presented. Common stock equivalents have not been included as their effect would be antidilutive.

     Recently Issued Pronouncements
     ------------------------------

     SFAS No. 130, "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components in a full set of financial statements and is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company has elected to adopt SFAS No. 130 in 1997.

     American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1997 did not have a significant effect on the Company's financial condition or results of operations.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 3 - INVENTORIES

     Inventories at December 31, 1997, consist of the following:

                  Raw materials                                      $  221,575
                  Work-in-process                                       206,899
                  Finished goods                                        233,890
                                                                     ----------
                                                                     $  662,364
                                                                     ==========
NOTE 4 - PROPERTY AND EQUIPMENT


     Property and equipment at December 31, 1997, consists of:


                                                                                             Estimated
                                                                                          Useful Lives
         Display and entertainment units                             $     661,275            7 Years
         Equipment                                                         234,444            7 Years
         Vehicles                                                           44,415            5 Years
         Computer software                                                  62,863            5 Years
         Office furniture                                                   67,010            7 Years
         Leasehold improvements                                          1,901,686         5 to 10 years
                                                                     -------------
                                                                         2,971,693
         Less:  Accumulated depreciation and amortization                  283,347
                                                                     -------------
                                                                     $   2,688,346
                                                                     =============

     Depreciation expense amounted to $231,442 and $17,500 for 1997 and 1996, respectively.


NOTE 5 - NOTE PAYABLE - BANK

     In March 1997, the Company entered into an agreement with a bank to borrow up to a maximum of $100,000. The note is due on March 25, 1998 with interest charged at 8.38% per annum and is collateralized by a certificate of deposit in the amount of $105,000 maturing on April 1, 1998.

     Interest on the note amounted to $1,080 for 1997.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 6 - NOTE PAYABLE - OTHER

     The note bears interest at the rate of 12% per annum compounded monthly and is due on demand. The Company borrowed an additional $50,000 in January 1998 and the note was repaid in March 1998.

     The note is secured by the Company's accounts receivable, inventory and proceeds from the sale or offering of securities.

     Interest on the note was not accrued as the funds were received on December 31, 1997 and such amount was deemed to be immaterial.


NOTE 7 - LONG-TERM DEBT

     Long-term debt at December 31, 1997, consists of the following:

         Promissory  note  payable to a  Canadian  bank in  irregular  principal installments totalling $50,000 Canadian per year through December 2001 and $29,714 Canadian in 2002 plus interest at three percent (3%) above the prime rate as charged by the Bank Of Canada. The note is secured by all of the tangible assets of
           Cyberport.                                                $  160,583

         Less: Current maturities                                        34,953
                                                                     ----------

                                                                     $  125,630
                                                                     ==========

     Interest on long-term debt amounted to $9,363 and $-0- for 1997 and 1996, respectively.

     Maturities at December 31, 1997 are payable as follows:

                   Year Ended
                  December 31,                                    Amount

                         1998                                     $   34,953
                         1999                                         34,953
                         2000                                         34,953
                         2001                                         34,953
                         2002                                         20,771
                                                                  ----------

                                                                  $  160,583
                                                                  ==========

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 8 - NOTES PAYABLE - RELATED PARTIES

     The Company has borrowed funds from officers and stockholders to finance its operations. The notes are due on demand commencing November 1, 1997 and bear interest at the rate of 10% per annum.

     Notes payable amounted to $496,736 and accrued interest payable amounted to $354,980 at December 31, 1997.

     Interest expense charged to operations amounted to $49,674 and $61,020 for 1997 and 1996, respectively.


NOTE 9 - FINANCIAL INSTRUMENTS

     The amounts at which cash, accounts receivable, accounts payable, advances on line of credit, notes payable - related parties and notes payable - other are presented in the balance sheet approximate their fair value due to their short maturities.

     The amount at which long-term debt is presented approximates its fair value as its interest rate is comparable to other similar types of debt.


NOTE 10 - INCOME TAXES

     Company operations are located in the United States and Canada (in 1997). As such, loss before provision for income taxes and the provision for income taxes are generated from domestic and foreign sources.


                                                                        December 31,         December 31,
                                                                            1997                 1996
                                                                        -------------        -------------

         Loss before provision for income taxes                         $  (2,708,993)        $  (962,410)
                                                                        =============         ===========

         The components of the provision for income taxes by taxing jurisdiction are as follows:

                  Federal                                               $        -            $      -
                  State                                                          -                   -
                  Foreign                                                        -                   -
                                                                        -------------         -----------
                                                                        $        -            $      -
                                                                        =============         ===========

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





NOTE 10 - INCOME TAXES (CONTINUED)

     The major component of the deferred tax asset at December 31, 1997, is as follows:

                  Net operating loss carryforwards                 $  1,468,561

                  Less:  Valuation allowance                         (1,468,561)
                                                                   ------------

                                                                   $       -
                                                                   ============

     A 100% valuation allowance is being provided at December 31, 1997 as it is uncertain if the above items would be utilized.

     A reconciliation of the Company's income tax expense computed at the U.S. federal statutory tax rate of 35% and the provision for income taxes are as follows:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                    ---------------------------
                                                         1997            1996
                                                    -----------      ----------


         Income tax credit at statutory rate        $  (887,701)    $  (336,844)
         State income tax credits                      (126,815)        (48,120)
         Foreign income taxes                          (454,045)           -
         Net operating loss carryforwards             1,468,561         384,964
                                                     ----------      ----------

                                                     $      -        $      -
                                                     ===========     ==========

     At  December  31,  1997,   the  Company  had  unused  net  operating   loss
carryforwards of approximately $3,671,400 expiring in 2011 and 2012.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Lease
     -----

     All of the Company's operations take place in leased facilities.

     In April 1995, the Company entered into a five year lease for its office and manufacturing facility. In May 1996, the Company terminated the lease and moved to a new facility (first facility) entering into a two year lease expiring in May 1998. The Company is also responsible for its share of operating expenses (as defined). In November 1996, the Company entered into a ten year lease for a second facility effective January 1, 1997, and moved to such new facility. The Company is also responsible for its share of operating expenses (as defined). In addition, the Company is still responsible for the rent and operating expenses for the first facility under the two year lease expiring in May 1998.

     The Company also sublets a portion of the first facility under the May 1998 lease and receives approximately $1,400 per month.

     In February 1997, Cyberport entered into a five year lease for its tourist entertainment center in Niagara Falls, Ontario, Canada. The lease expires in January 2002 and the average annual rental over the life of the lease is approximately $263,000. Cyberport, at its sole option, may purchase this facility for $3,000,000 Canadian at any time from January 1, 1998 to July 31, 1998.

     Future minimum lease payments are as follows:

                    Year Ending
                   December 31,

                       1998                                    $    325,022
                       1999                                         340,537
                       2000                                         344,276
                       2001                                         344,276
                       2002                                          97,440
                    Thereafter                                      300,000
                                                               ------------
                                                               $  1,751,551
                                                               ============

     Rent expense amounted to $298,689 and $62,574 net of rental income of $31,124 and $18,085 for 1997 and 1996, respectively.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Employment Agreements
     ---------------------

     In November 1996, the Company entered into employment agreements with two of its principal officers covering four year terms ending in November 2000. The agreements provide for annual salaries aggregating $192,000 which are payable as follows:

                         1998                                  $   192,000
                         1999                                      192,000
                         2000                                      160,000

     In addition, the agreements provide for bonuses to be paid at the discretion of the board of directors from a bonus pool equal to ten percent (10%) of pre-tax income beginning in the year ended December 31, 1997.

     Compensation under the agreements amounted to $192,000 and $32,000 for 1997 and 1996, respectively.

     Consulting Agreements
     ---------------------

     In connection with its initial public offering, the Company entered into a financial consulting agreement with its underwriter for the period November 6, 1996 to November 5, 1998 (see Note 13). Consulting fees of $149,250 were paid in November 1996 and the fees are being amortized over the two year period. Consulting expense amounted to $74,625 and $12,438 for 1997 and 1996, respectively.

     In March 1998, the Company entered into a consulting agreement with a corporation whereby such corporation would provide various consulting services for an eighteen (18) month period. Terms of the agreement include the following:

         1. A monthly fee of $5,000.
         2. The issuance of 150,000 shares of common stock. Such shares were issued in March 1998.

     Settlement Agreement
     --------------------

     In November 1997, the Company signed a mutual release and settlement agreement (the "Agreement") with Fightertown Entertainment, Inc. ("Fightertown"), a customer. The terms of the Agreement include the following:

     1. The Company must deliver to Fightertown twenty-five (25) Eagle units based on a delivery schedule in the Agreement.
     2. Fightertown will have the right to purchase up to thirty (30)additional Eagle units at any time on or before June 30, 1999 at a price and delivery terms as specified in the Agreement.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Settlement Agreement (Continued)
     --------------------

     3. The Company agrees to pay Fightertown $20,000 no later than January 31, 1998 for future consulting services as defined in the Agreement. Such amount was paid on January 30, 1998.
     4. The Company agrees to pay Fightertown $67,500 in three installments of $22,500 on August 15, 1998, August 15, 1999 and August 15, 2000. The
         payments are for the use and display of the Fightertown name at the Cyberport facility and for Fightertown's expertise in the theming and running of air battle games.
     5. The Company is executing a stipulated judgment in the amount of $500,000 in favor of Fightertown to be entered against the Company should the Company fail to comply with any term of this Agreement.

     Technology Agreement
     --------------------

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

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Technology Agreement (Continued)
     --------------------

     In October 1995, the Company assigned proceeds received under the agreement and granted a security interest to a stockholder.

     The contract was substantially completed in October 1996 at which time amounts were due to the Company. As of March 3, 1997, the Company had not received any additional payments and it was the opinion of management that the Company would not receive any payments in the future. As such, the Company provided a reserve in allowance for doubtful accounts equal to the recorded balance owed of $105,000. In addition, the Company did not record any other future amounts owed under the agreement.

     During the second quarter of 1997, the Company received a partial payment of the amount owed and negotiated a payment schedule for the balance. Such balance was fully repaid as of August 31, 1997.

     Royalties
     ---------

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

     In July and August 1996, the Company has entered into agreements to terminate two-thirds of all future royalty payments as of the respective dates of the agreements. These agreements call for total payments of $150,000 as well as a payment of $10,529 for unpaid royalties as follows:

     1. $88,029 within ten business days from the closing of the Company's public offering but no later than March 31, 1997. These amounts were paid in November 1996.

     2. $72,500 will be due and payable one year after the initial payments. $37,500 of this amount was paid in 1996.

NOTE 12 - MAJOR CUSTOMERS

     As of December 31, revenues from major customers are as follows:

                                                      1997           1996
                                                     ------        --------

         Customer A                                  38.0%           75.9%
         Customer B                                  26.7%           16.0%
         Customer C                                  15.4%             -

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 13 - BUSINESS SEGMENT DATA

     The Company's operations are conducted through two business segments, Image Corporation Equipment and the Entertainment Center.


     Net sales of each segment are as follows:

                                                                             Years Ended
                                                                             December 31,
                                                                       ------------------------
                                                                          1997         1996
                                                                       -----------  -----------
         Image generation equipment:
             United States                                             $   271,324  $   197,760
             Republic of China                                             198,000      621,620
                                                                       -----------  -----------

                                                                           469,324      819,380
         Entertainment center - Canada                                      51,721         -
                                                                       -----------  -----------

                                                                       $   521,045  $   819,380
                                                                       ===========  ===========

     Operating loss of each segment is as follows:

                                                                             Years Ended
                                                                             December 31,
                                                                     --------------------------
                                                                          1997         1996
                                                                     -------------  -----------

         Image generation equipment                                  $  (1,562,269) $  (737,851)
         Entertainment center                                           (1,068,168)        -
                                                                     -------------  -----------

         Operating loss of segments                                     (2,630,437)    (737,851)
         Other expenses                                                    (25,709)    (134,313)
         Interest expense - net of interest income                         (52,847)     (90,246)
                                                                     -------------  -----------

                                                                     $  (2,708,993) $  (962,410)
                                                                     =============  ===========


                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




NOTE 13 - BUSINESS SEGMENT DATA (CONTINUED)

     Identifiable assets of each segment at December 31, 1997 are as follows:

         Image generation equipment                               $   1,558,587
         Entertainment center                                         2,081,616
                                                                  -------------

         Identifiable assets                                          3,640,203
         General corporate assets                                       263,199
                                                                  -------------

                                                                  $   3,903,402
                                                                  =============

     Identifiable assets by segment are those assets that are used in the operation of each segment. General corporate assets consist of marketable securities, prepaid consulting fees and deferred offering costs.


NOTE 14 - STOCKHOLDERS' EQUITY

     Initial Public Offering
     -----------------------

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

     Common Stock
     ------------

     On November 17, 1997, the Company increased its authorized common stock to 25,000,000 shares at a par value of $.01 per share.

     Warrants
     --------

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

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

     Warrants (Continued)
     --------

     On June 27, 1996, an agreement was signed cancelling 300,000 of the warrants. In addition, upon the completion of the initial public offering, the balance of the warrants (3,000,000) automatically converted to warrants identical to those sold to the public.

     Outstanding warrants at December 31, 1997, are as follows:

    Outstanding                    Exercise                     Exercise
     Warrants                        Price                       Period
   ------------                    ---------               -------------------

     5,127,500                       $6.00                 November 6, 1996 -
                                                            November 5, 2001

     No warrants were exercised during 1996 nor 1997.


NOTE 15 - STOCK OPTION PLAN

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

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 15 - STOCK OPTION PLAN (CONTINUED)

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

     Outstanding stock options are as follows:


                                                 Outstanding    Exercise
                                                   Options        Price                Exercise Period
                                                 ----------     ---------       -----------------------------

         December 31, 1997
                                                    300,000       $     5.00     July 1, 1997 - June 1, 2006
                                                     40,000       $     5.25     January 1, 1998 - June 1, 2006
         December 31, 1996
                                                    300,000       $     5.00     July 1, 1997 - June 1, 2006


     No options were exercised during 1996 nor 1997.

     The Plan was cancelled on March 2, 1998 and concurrently, the 1998 Incentive and Non-Statutory Stock Plan ("New Plan") was created (subject to stockholder approval). The New Plan has substantially the same terms and conditions as the Plan and no options can be exercised until the stockholders approve the New Plan.


NOTE 16 - RETIREMENT BENEFITS

     On January 1, 1996, the Company established a simplified employee pension plan covering substantially all employees who meet eligibility requirements. Retirement costs amounted to $-0- and $33,691 for 1997 and 1996, respectively.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


NOTE 17 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options granted. No expense was recognized. If the Company had elected to recognize expense for the stock options granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:


                                       Year Ended December 31, 1997            Year Ended December 31, 1996
                                       As Reported         Pro Forma           As Reported         Pro Forma

         Net loss                     $  (2,708,993)    $   (2,779,685)       $  (962,410)      $  (1,228,660)

         Loss per share                        (.90)              (.92)              (.53)               (.68)

     The fair value of the stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 5% to 19%; risk free interest rates of 6% to 6.5%; and an expected holding period of three years.


NOTE 18 - PUBLIC OFFERING (UNAUDITED)

     In December 1997, the Company filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, for the purpose of registering securities for sale to the holders of its warrants.

     Pursuant to the registration statement, the Company's tender offer is on the following terms:

     1. Warrant holders who tender their warrants at $1.875 per tendered warrant will receive one unit for each warrant tendered.

     2. Each unit consists of one share of the Company's common stock and one new warrant identical to the tendered warrant.

     The offering was completed in March 1998. The Company sold a total of 321,605 units for $490,912, net of offering costs of $112,099.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




NOTE 19 - RESTRUCTURING OF CYBERPORT ACCOUNTS PAYABLE

     In March 1998, Cyberport and certain of its vendors agreed to restructure approximately $1,349,000 ($1,314,000 at December 31, 1997 of accounts payable as follows:


     1. The vendors transferred Canadian $1,000,000 of the payables to Cyberport's landlord. The landlord was given the right to convert the payables into restricted shares of the Company's common stock. In March 1998, the landlord converted the payables into 350,000 shares of common stock.

     2. Cyberport issued 912,634 Series B Special Shares ("Series B") at Canadian $1.00 per share for the balance of the monies owed. Additional shares will be issued for any goods and services tax found owing on closing.

     The Series B shares have certain rights and conditions including the following:

     1.  The shares are non-voting

     2. A preferred 12% annual cumulative cash dividend, payable quarterly, with the first payment due on June 30, 1998

     3. Cyberport has the right to redeem any and all of the shares at any time prior to October 10, 1998 at a price of Canadian $1.10 per share. The payment will include any accrued and unpaid dividend payments that are outstanding at such time

     For the period October 11, 1998 to December 31, 1998, the vendors have a right to convert all unredeemed Series B shares into common stock of the Company at a conversion rate of 2.28 to 1.

                        TELLURIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 20 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

The following unaudited pro forma, condensed, consolidated balance sheet assumes the consummation of a proposed public offering on December 31, 1997 of the Company's tender offer of 321,605 units consisting of common stock and warrants and the restructuring of certain trade payables of the Company's wholly-owned Canadian subsidiary into convertible non-voting Series B shares of the Canadian subsidiary.

The financial information presented herein does not purport to be indicative of what would have occurred had both transactions actually been made as of such date or of results which may occur in the future.

     The unaudited pro forma condensed consolidated balance sheet of the Company at December 31, 1997 assume the following:


     1.  The consummation of the public offering occurred on December 31, 1997
     2.  The restructuring of certain accounts payable of Cyberport, the  Company's wholly-owned Canadian subsidiary, occurred on December 31, 1997

                                                          Company,
                                                             As                    Pro Forma
                                                          Reported                Adjustments      Pro Forma
         Current assets                                $    1,052,887    (3)      $   490,910      $   1,543,797

         Property and equipment                             2,688,346                    -             2,688,346

         Other assets                                         162,169                    -               162,169
                                                       --------------             -----------      -------------

                                                       $    3,903,402             $   490,910      $   4,394,312
                                                       ==============             ===========      =============


         Current liabilities                           $    3,140,150    (1)      $  (699,056)     $   1,803,111
                                                                         (2)         (637,983)
         Long-term debt                                       125,630                    -               125,630

         Stockholders' equity                                 637,622    (1)          699,056          2,465,571
                                                                         (2)          637,983
                                                                 -       (3)          490,910               -
                                                       --------------             -----------      -------------

                                                       $    3,903,402             $   490,910      $   4,394,312
                                                       ==============             ===========      =============


     (1) To record assignment of payables to landlord and conversion into 350,000 shares of common stock
     (2) To record issuance of Series B shares to vendors and assume conversion into common stock of the Company
     (3) To record the consummation of the proposed public offering net of deferred offering costs

                                    PART III

Item 9.  Directors, Executive Officers,
-------  ------------------------------
   Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
   ----------------------------------------------------------------------------
   Act.
   ----

(a)      Identification of Directors
---      ---------------------------

         The names, ages and principal occupations of the Company's present directors, andthe date on which their term of office commenced and expires, are as follows:

                                            First
                                 Term of    Became       Principal
Name                       Age   Office     Director (2) Occupation
---------                  ---   --------   ------------------------------

Dr. Ronald Swallow          63     (1)      1988        Chairman of the
                                                        Board and Chief
                                                        Executive Officer
                                                        of the Company

Stuart French              52      (1)      1995        President of the
                                                        Company

Dr. Richard Swallow        59      (1)      1988        Faculty Member
                                                        and Director of
                                                        Information Service
                                                        at Coker College,
                                                        Hartsville, SC



Peter Colgan               63      (3)      l998        Senior Vice President
                           ---------

                                                        Computer Horizons Corp.

James Lin                  46      (3)      1998        President, Asian
                           ---------                    International Management

(1) Directors are elected at the annual meeting of stockholders and hold office until thefollowing annual meeting.

(2) Tellurian, Inc., a South Carolina corporation, reincorporated in Delaware in 1996 via a merger of itself into a corporation formed in January 1996 under the same name.

(3)       Elected at a Board of Directors meeting on March 2, 1998

(b)      Identification of Executive Officers.
---      -------------------------------------

     Dr. Ronald Swallow is Chairman of the Board and Chief Executive Officer of the Company. Stuart French is President of the Company. Michael Hurd is Vice-President of Administration and Finance and Chief Financial and Security Officer of the Company. Dr.Richard Swallow is Secretary of the Company.

     The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.


(c)      Business Experience
---      -------------------

     Dr. Ronald Swallow has been the Chief Executive Officer, Chairman of the Boar and Vice President-Engineering of Tellurian and its predecessor under the same name since 1988. Dr. Swallow has a Bachelor of Science degree in Engineering Physics, a Masters degree in Electrical Engineering and a Ph.D in Biophysics, all from the University of Illinois.

     Stuart French has served as a member of the Board of Directors since March 1995, President of the Company since October 1993, and prior thereto was the Vice President of Operations and Marketing from August 1991. Mr. French joined the Company after the sale of Flightmatic Corp. which he owned and operated from 1987 through 1991. Flightmatic was a flight simulation company manufacturing and selling low cost general aviation training equipment. Previously, he spent ten years at Grumman Aerospace as a Business Development Manager for US Air Force contracts. After receiving a BS degree in Marketing from New England College, Mr. French was a pilot in the US Navy.

     Dr. Richard Swallow has been a director of Tellurian and its predecessor under the same name since its inception in 1988. From 1988 to October 1993 Dr. Swallow also held the position of President. Since 1973, Dr. Swallow has been a member of the faculty and staff of Choker College in Hartsville, South Carolina, where he is currently the Director of Information Services. Dr. Swallow received his Ph.D. degree in Zoology from the University of Missouri in 1968, his Masters of Science degree from the University of Missouri in June 1966 and Bachelor of Science degree from the University of Illinois in June 1963.

     Peter Colgan joined the Board of Directors on March 2, 1998. He has served as the Senior Vice President of Computer Horizons Corp. since 1977. He is a graduate of City College of New York with an accounting major and holds his Master of Business Administration from New York University.

     James G.H. Lin joined the Board of Directors on March 2, 1998. He is has been the President of Asian International Management since 1992. Mr. Lin is a graduate of National Chuang Hsin University in Taiwain and holds his MBA from North Texas State University with a major in Accounting.

     Michael Hurd joined the Company in February 1997 and was elected a director and Vice President of Administration and Finance and Chief Financial and Accounting in March 1997. Mr. Hurd resigned from his position as a director of the Company in March 1998. Mr. Hurd has a BBS degree in Accounting from New Hampshire College and has been a Certified Public Accountant in New Jersey since 1973. Since 1985, he served in various officer capacities for Bobst Group Inc., a Swiss machinery manufacturing and sales company with revenues in excess of $200 million. Previously, Mr. Hurd was a partner in a printing machinery manufacturing and sales company in New Jersey. Prior to that, he served in various positions with the consulting group of a then Big 8 public accounting firm.

     In March 1998, the Company established an Audit Committee consisting of Messrs. Colgan and Lin.

     Pursuant to an underwriting agreement dated November 5, 1996, J.W. Barclay & Co., Inc. ("Barclay"), the representative of the Company's initial public offering, has the right to designate one person to attend board of Directors meetings until November 8,2001. Such person shall be entitled to attend all such meetings and to receive all notices and other correspondence and communications sent by the Company to members of its Board of Directors. The Company shall reimburse the designee of Barclay for his out-of-pocket expenses incurred in connection with his attendance at such meetings. As of March 31, 1998, Barclay has not designated any person.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "ExchangeAct"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownershipand changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a)forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 1997.

Bankruptcy of Quantum Graphics Corporation

     On March 16, 1987, Dr. Ronald Swallow founded and served as Chairman of the Board and principal stockholder of Quantum Graphic Corporation, an image generator research and development private company which owned certain rights to a prototype of the AT-100. Dr. Richard Swallow was also a founder and a director of Quantum. On April 12, 1988, Quantum, as a result of its inability to raise sufficient funding and due to disagreements among Quantum stockholders, filed for bankruptcy protection in the Western District of Texas, Austin Division under Chapter 11, which was converted into a Chapter 7 filing on May 12, 1988. On May 27, 1988, the Chapter 7 filing was dismissed and on May 31, 1988, a new Chapter 7 filing was made with the Court and the case was closed by the Bankruptcy Court on April 19, 1995. In November, 1991, the Bankruptcy Court confirmed the sale of the technology relating to the AT-100 prototype to TTY Graphics, Inc. ("TTY"). See "Business-Background."

Limitation of Directors' Liability; Indemnification

     Pursuant to Tellurian's By-Laws, Tellurian must, to the fullest extent permitted by the General Corporation Law of the State of Delaware (the "GCL"), as amended from time to time, indemnify all persons (e.g., directors and officers) whom it may indemnify pursuant thereto and to advance expenses incurred in defending any proceeding for which such right to indemnification is applicable, provided that, if the GCL so requires, the indemnitee must provide Tellurian with an undertaking to repay all amounts advanced if so determined by a final judicial decision. Tellurian's Certificate of Incorporation contains a provision eliminating, to the full extent permitted by Delaware law, the personal liability of Tellurian's directors for monetary damages for breach of a fiduciary duty. By virtue of this provision, under current Delaware law, a director of Tellurian will not be personally liable for monetary damages for breach of his fiduciary duty as a director, except for liability for (I) any breach of his duty of loyalty to Tellurian or to its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) dividendsor stock purchases or redemptions that are unlawful under Delaware law and (iv) any transaction from which he derives an improper personal benefit. This provision of Tellurian's Certificate of Incorporation pertains only to breaches of duty by directors as directors and not in any other corporate capacity such as officers, and limits liability only for breaches of fiduciary duties under Delaware corporate law and not for violations of other laws such as the federal securities laws. As a result of the inclusion of such provision, stockholders may be unable to recover monetary damages against directors for actions taken by them that constitute negligence or gross negligence or that are in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. The inclusion of this provision in Tellurian's Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action if successful, might otherwise have benefitted Tellurian and its stockholders.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion ofthe Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 10. Executive Compensation
-------- ----------------------

The following table sets forth the amount of all compensation paid by Tellurian for services rendered during the years ended December 31, 1997, 1996 and 1995 to Tellurian's Chief Executive Officer, Dr. Ronald Swallow and Stuart French, President. No other executive officers earned $100,000 or more in salaries and bonuses during 1997.


         SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                                                         ------------------------------------------
                              Annual Compensation                           Awards                  Payouts

            (a)           (b)          (c)        (d)       (e)          (f)          (g)          (h)         (I)
                                                           Other                                               All
            Name                                           Annual    Restricted                               Other
            and                                           Compen-       Stock       Number         LTIP      Compen-
         Principal                               Bonus     sation     Award(s)        of         Payouts     sation
          Position       Year     Salary ($)      ($)       ($)          ($)        Options        ($)      ($)(2)(5)
======================== ------- ------------- -------- ---------- ------------ ------------- ----------- ==========
Dr. Ronald               1997      108,000        -0-     -0-           -0-         -0-           -0-            -0-
Swallow,
                         ------- ------------ --------- --------- ------------- ------------- ----------- ==========
Chief Executive
Officer(3)               1996      108,000        -0-     -0-           -0- (1)    73,000         -0-         19,436
                         ------- ------------ --------- --------- ------------- ------------- ----------- ==========

                         1995      108,000        -0-     -0-           -0-         -0-           -0-         4,200
=======================  ------- ------------ --------- --------- ------------- ------------- ----------- ==========

Stuart French            1997       84,000        -0-    12,000         -0-         -0-           -0-           -0-
President (4)
                         ------- ------------ --------- --------- ------------- ------------- ----------- ==========

                         1996       84,000        -0-    23,359         -0- (1)    150,000         -0-        14,200
                         ======= ============ ========= ========= ============= ============= =========== ==========

                         1995       84,000        -0-    13,814         -0-         -0-           -0-          4,200
=======================  ======= ============ ========= ========= ============= ============= =========== ==========


---------------

(1) Does not include shares issued in connection with the Company's reincorporation in Delaware. See "Certain Transactions."

(2) Includes the value of car leases paid by the Company at a rate of approximately $350 per month.

(3)    During 1997,  the Company  accrued  salaries for Dr. Swallow of $0. As of
       December 31, 1997, Dr. Swallow was owed accrued salary and expense reimbursement totaling $4,500. This amount was paid subsequent to year-end.

(4) Stuart French earns other annual compensation in the form of a sales commission which is reflected in column (e). During 1995, 1996 and 1997, the Company accrued salaries and commissions of $9,614, $23,359 and $12,000, respectively. As of December 31, 1997, Mr.French was owed accrued salary and expense reimbursement totaling $18,996.

(5) During 1996 the Company created a SEP program for employees who had been with the Company for at least three years prior to the end of 1996. The cost of this program in 1996 was $33,691, of which Ronald Swallow was credited with $15,236 and Stuart French was credited with $10,000.

       No contributions were made in 1997.

Since inception, the Company has not granted stock appreciation rights.

Employment Agreements


     As of November 8, 1996, the Company entered into employment agreements with Dr. Ronald Swallow and Stuart French. The agreements provide for annual salaries of $108,000 and $84,000, respectively, and for Mr. French to receive a sales commission of five percent. The agreements provide for a term of four years and a continuation of their current compensation arrangements with salary increases based upon profitability of the Company's operations to be determined at the discretion of disinterested board members. Commencing in 1997 and each year thereafter, the Company will after the completion of its year end audit, establish a bonus pool for executive officers and will make annual cash contributions to such pool of an amount equal to 10% of pre-tax profits for the prior year. The board of directors will have the sole discretion to allocate bonuses among such officers. The employment agreements contain covenants not to compete during the term of the agreements and for a period of one year thereafter, including continuation of half salary ($54,000 for Mr. Swallow and $42,000 for Mr. French) during the post-employment one year period covered by the covenant not to compete and indemnification against liabilities as an officer and director of the Company to the full estextent permitted by applicable law. No assurance can be given that such non-competeclauses will be enforceable under applicable State laws. In June 1996, the Board of Directors granted Dr. Ronald Swallow and Stuart French options to purchase 73,000 shares and 150,000 shares, respectively, of the Company's Common Stock. See "Stock Option Plans". During 1998, the Board of Directors approved a resolution to modify the contract of Dr. Swallow by agreeing to allow him to continue to design and manufacture image generation equipment if (a) the Company chose to terminate his contract; and (b) he agreed to forfeit one-half of the salary continuation benefit to which he would otherwise have been entitled. To date, the contract itself has not been amended.

     In 1997, the Board of Directors authorized the creation of a 401(K) program in order to provide a retirement planning vehicle for its employees. As employees of the Company, both Mr. Swallow and Mr. French would be eligible to participate in this program. However, since the Board authorization for the creation of the 401(K) program, the Company has taken no action to implement the program (other than filing same with the Internal Revenue Service) and no contributions have been made by the Company to this program nor are any contemplated in the future.

Stock Option Plans

        1996 Plan
        ---------

     The Company has adopted a Stock Option Plan covering 400,000 shares of Common Stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) for employees, including officers and directors and consultants of the Company. The 1996 Plan (the "1996 Plan") provides that options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Board of Directors or a committee thereof, which also will have discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the options. Options designated as incentive stock options are intended to receive incentive stock option tax treatment pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

     The Plan provides that all options granted thereunder shall be exercisable during a period of no more than 10 years from the date of grant (five years for incentive stockoptions granted to holders of 10% or more of the outstanding shares of common stock), depending upon the specific stock option agreement and that the option exercise price for incentive stock options shall be at least equal to 100% of the fair market value of Common Stock on the date of grant (110% for options granted to holders of 10% or more of the outstanding shares of Common Stock), but in no event less than the initial public offering price of the Company's proposed public offering. Pursuant to the provisions of the Plan, the aggregate fair market value (determined on the date of grant) of the shares of the Common Stock for which incentive stock options are first exercisable under the terms of the Plan by an option holder during any one calendar year cannot exceed $100,000.

     Currently, the Plan provides that if the employment of an optionee is terminated other than by reason of death, disability or retirement at age 65, any incentive stockoptions granted to the optionee will immediately terminate. If employment is terminated by reason of disability or retirement at age 65, the optionee may, within one year from the date of termination, in the event of termination by reason of disability, or three months from the date of termination, in the event of termination by reason of retirement at age 65, exercise the incentive stock option (but not after the normal termination date of the option). If employment is terminated by death, the person or persons to whom the optionee's rights under the incentive stock option are transferred by will or the laws of descent and distribution have similar rights of exercise within three months after such death (but not after the normal termination date of the option). Any termination provisions of non-statutory stock options will be fixed by the board of directors or a committee thereof.

     Options are not transferable otherwise than by will or the laws of descent and distribution and during the optionee's lifetime are exercisable only by the optionee. Shares subject to options which expire or terminate may be the subject of future options. The Plan provides that no new options may be granted by the Board of Directors of the Company after June 1, 2006. In 1996, the Company granted non-qualified stock optionsto purchase 300,000 shares of its Common Stock at an exercise price of $5.00 per share over a term of ten years. Dr. Ronald Swallow, Stuart French, Richard Swallow , Steven Morse and Lester Morse received options to purchase 73,000 shares, 150,000 shares, 27,000 shares, 25,000 shares and 25,000 shares, respectively. The Company has also granted options to purchase 40,000 shares to Michael Hurd allowing him to purchase shares at $5.25 per share. These options vested on July 1, 1997 but were not exercisable until January 1, 1998. All options granted by the Company were in connection with services rendered to the Company. The Company has agreed with J.W. Barclay, the managing underwriter of the Company's Initial Public Offering, that it will not grant the remaining available options to purchase 55,000 shares to 5% or greater shareholders for a period of three years, ending November 8, 1999 without the consent of said firm. In March 1998, all outstanding options granted under the 1996 Plan were terminated and are available for grant under the Plan.

1998 Plan. The Board of Directors adopted a revised stock incentive plan at its meeting of March 2, 1998. The revised plan is identical to the original plan described above in all aspects with the following exceptions:

        1. The total number of options was increased to 750,000 from the original 600,000.

        2. The minimum price to per share was changed from the $5 minimum price to the fair market value of the stock on the date of grant.

     In addition, the Board issued 585,000 options to various officers, employees and consultants to the Company. These options are non-qualified, ten-year options exercisable at $2.625 per share. The Board also authorized the issuance of 25,000 options to David Turner, general manager of the Cyberport if, in the opinion of operating management, such option was merited. Management subsequently chose to issue those options. The options for Mr. Turner are issued under the same conditions as the other 585,000 options referenced earlier in this paragraph.

In April, as part of an agreement to defer rent due on the Cyberport facility for three months, the Board agreed to issue 100,000 options at a price of $1.75 to the landlord in Niagara Falls. With that agreement, the total number of options outstanding is 710,000.

     Aggregated Option Exercises and Fiscal Year-End Option Table - Thefollowing table provides information with respect to each exercise of stock options during fiscal 1997 by each of the executive officers named in the preceding summary compensation table and the fiscal year-end value of unexercised options.



                                     AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR -END OPTION VALUES



       (a)                    (b)                       (c)                       (d)                       (e)
                           Number of
                                                                               Securities                 Value of
                                                                               Underlying               Unexercised
                                                                              Unexercised               In-the-Money
                                                                               Options at                 Options
                             Shares                                            FY-End (#)              at FY-End ($)
                          Acquired on                  Value
                            Exercise                Realized (1)              Exercisable/              Exercisable/
       Name                   (#)                       ($)                 Unexercisable(1)          Unexercisable(1)
------------------- ------------------------- ------------------------- ------------------------- -------------------------
Dr. RonaldSwallow
                              -0-                       -0-                 73,000 / 0                -0-
------------------- ------------------------- ------------------------- ------------------------- -------------------------


Stuart French                 -0-                       -0-                150,000 / 0                -0-
------------------- ------------------------- ------------------------- ------------------------- -------------------------


                                                                   ------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. Tellurian's last sale price at the close of business on December 31,1997 was $3.00. Since the exercise price of these options is in excess of $3.00, the value of the options is zero.

Director Compensation

     The directors of the Company do not currently receive cash compensation for their services as directors, although certain directors have been granted stock options under the Company's Stock Option Plan and are receiving compensation as employees of the Company. See "Stock Option Plans." The Board of Directors has the right to compensateits directors in their capacity as directors in the future.
     In March 1997 Michael Hurd was elected to the Board of Directors and received options to purchase 40,000 shares of Tellurian stock at $5.25 per share. In June 1997, he received options to purchase 1,000 shares of Cyberport Niagara stock atapproximately $.72 per share and further options of 500 shares vesting on July 1, 1998and 500 shares vesting on July 1, 1999 under certain restrictive conditions. The option price on these shares is also approximately $.72 per share. There are currently 10,000 shares of Cyberport Niagara stock outstanding. Mr. Hurd resigned from the Board on March 2, 1998 in order to allow the Company to comply with the NASDAQ requirementthat at least two Board members be independent of Company operations.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.
--------    ---------------------------------------------------------------

     The following table sets forth certain information as of March 31, 1998 (except as otherwise noted below) after giving effect to 350,000 shares to be issued in April 1998 as described under item 1 regarding the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of its Common Stock and all executive officers and directors, both individually and as a group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person within sixty days of March 31, 1998 are considered outstanding, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.

                                     Amount
                                     and Nature              Approximate
Name and Address of                  of Beneficial             Percent
Beneficial Owner (1)                 Ownership (1)            of Class (2)
--------------------                  --------------          ------------
Dr. Ronald Swallow (3)(4)              370,908                    11.0%

Dr. Richard Swallow(3)(5)              136,481                     4.1%

Stuart French(3)(6)                    249,261                     6.0%

Michael Hurd (3)(7)                    200,000                     4.8%

All officers and directors
 as a group (6 persons)(7)(8)          956,650                    32.8%


1174757 Ontario Inc. (9)               450,000                    11.1%

Mary Elizabeth
  Huggins Trust (10)                   430,049                    10.9%

Jericho Limited
c/o InterTrust Management
S.A. P.O. Box 3292
126 rue de la
Pelisserie 1211 Geneva 3
Switzerland (11) (12)                2,200,000                    35.8%

Imafina S.A.
c/o Hubert Hendrickx
4 Route de Beaumont
CH 1701 Fribourg
Switzerland (11) (13)                  800,000                    16.9%

-------------

(1) Unless otherwise indicated below, all shares are owned beneficially and of record.

(2) Based upon 3,946,605 shares outstanding without giving effect to the issuance of shares under the Company's outstanding Warrants and Stock Options.

(3) The address for Dr. Ronald Swallow, Stuart French, Dr. Richard Swallow and Michael Hurd is c/o Tellurian, Inc. at 300K Route 17 South, Mahwah, NJ 07430.

(4)  Includes options to purchase 73,000 shares.

(5)  Includes options to purchase 27,000 shares.

(6)  Includes options to purchase 200,000 shares.

(7)  Includes options to purchase 200,000 shares.

(8)  Includes options to purchase 500,000 shares.

(9)  Includes options to purchase 100,000 shares.

(10) Trust set up by Charles H. Powers, a founder and former shareholder, officer anddirector of the Company, for the benefit of his granddaughter, with Jane PowersHuggins as Trustee. The Trustee's address is 2419 West Sumter, Florence, SC29572.

(11) Represents Common Stock issuable upon exercise of Warrants. See "Warrant Holders."

(12) The beneficial owner of Jericho Limited is Louis Carlos Santa Maria. The directors of Jericho Limited are Louis Carlos SantaMaria, and Jane Borgognon.

(13) The beneficial owner and sole officer and director of Imafina S.A. is Hubert Hendrickx.

Item 12.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

     Effective July 2, 1996, Tellurian, Inc., a South Carolina corporation, reincorporated in Delaware under the same name by merging itself into a wholly owned subsidiary formed for that purpose on January 25, 1996. All references in Certain Transactions to the "Company" or "Tellurian" include Tellurian, Inc., a South Carolina corporation, unless the context indicates otherwise. The following discussion regarding the issuances of shares gives retroactive effect to such merger.

     In March 1995, Tellurian completed a private placement of 600,000 shares of its common stock for a purchase price of $100,000. Investors in the private placement were Dennis Giunta (200,000 shares), Joseph Defalco (125,000 shares), Matthew Langden (125,000 shares), John Bruno (45,000 shares), John Cioffoletti (45,000 shares), Michael Wills (45,000 shares) and Douglas Spinosa (15,000 shares). Messrs. Bruno, Cioffolettiand Wills are principals, and Mr. Spinosa is an employee of J.W. Barclay & Co., Inc.

     In March 1995, Dr. Ronald Swallow and Dr. Richard Swallow transferred from their holdings, without payment therefor, an aggregate of 152,710 shares of Tellurian to nine non-affiliated persons including 49,261 shares to Stuart French, and subsequently, they transferred 100,000 shares to Charles Power, a founder of the Company.

     Since the inception of Tellurian, Charles Powers has advanced monies to Tellurian for working capital purposes and the acquisition of certain technological licensing rights from TTY relating to Tellurian's image generator. As of December 31, 1997, Mr. Powers was owed approximately $694,200, inclusive of interest at a rate of 10% per annum. Such $694,200 includes $346,736 of principal and $347,464 of accrued and unpaid interest . Previously, the Company has repaid Powers a total of $221,200. This loan is payable upon demand after November 1, 1997. However, as of March 31, 1998, Mr.Powers has not demanded payment. The Company is seeking either an extension ofthese obligations to Mr. Powers or the conversion of these obligations into restrictedcommon stock in the Company. However, no assurances can be given that Mr. Powerswill agree to this extension or conversion, or that any extension or conversion granted will be on terms and conditions acceptable to the Company.

     From inception through the completion of the initial public offering in November 1996, Sophia Swallow, Richard Swallow, Celia Klimas, Stuart French and Sandra Swallow made various cash loans to Tellurian and were repaid from the proceeds of theinitial public offering $25,000, $72,600, $28,000, $8,160 and $18,000, respectively, inclusive of accrued interest. Subsequent to the completion of the public offering in November 1996, Celia Klimas loaned $150,000 to the Company and the Company agreed to pay her interest at the rate of 10% per annum. As of March 31,1998, Tellurian owed Ms. Klimas the principal of her loan plus accrued interest therein.

     Tellurian completed a Private Placement of securities for an aggregate sum of $750,000 between December 1995 and January 1996, consisting of (i) $192,000 in principal amount of unsecured and subordinated 8% Promissory Notes due December 27, 1997 and $528,000 in principal amount of unsecured and subordinated 8% Promissory Notes due January 22, 1998, with such Notes providing for accelerated payment upon the completion of the Offering, and (ii) 3,000,000 Common Stock Purchase warrants sold at a price of $.01 per warrant. Each warrant entitles the holder thereof to purchase one share of Common Stock at a price of $6.00 per share, subject to adjustment, at any time for a period of five years from the date of issuance. The Warrants provided that in the event that the Company completed an initial public offering, the warrants shall be automatically exchanged for Warrants identical to those sold to the public. This exchange became effective on November 8, 1996, the completion date ofthe
Company's public offering. As compensation for its services as placement agent of such private placement. J. W. Barclay & Co., Inc. was paid a commission of $75,000 and an expense allowance of $22,500 and was issued 300,000 Common Stock Purchase Warrants for a cash consideration of $6,000. On June 27, 1996, J. W. Barclay & Co., Inc. returned the 300,000 Warrants to the Company and the Company agreed to pay $6,000 to J. W. Barclay & Co., Inc. upon the completion of the Company's Public Offering in November of 1996.

     On June 27, 1996, the Company issued its promissory notes in the principal amount of $175,000 to three non-affiliated persons and received net proceeds of approximately $148,000 after incurring commissions and other expenses to the Placement Agent, J.W. Barclay & Co., Inc. On November 8, 1996, the closing date of Tellurian's initial public offering, $150,000 was repaid and $25,000 was converted into 25,000 shares of the Company's Common Stock.

     In March of 1998 the Company entered into a consulting contract with Carousel Consulting. Under the terms of this contract, the Company issued 150,000 shares of common stock to Carousel and agreed to pay $5,000 per month for continued consulting services by Carousel. Carousel has agreed to actively search for merger/acquisition candidates on behalf of Tellurian and to provide general consulting to the Company onan "as-needed" basis.

     In March of 1998 the Company reached an agreement with Interactive Mediaunder which Interactive Media agreed to accept 100,000 shares of the Company'scommon stock in return for outstanding amounts owed for services provided by Interactive and for payment on services to be provided during the year 1998. At December 31, 1997, the Company owed Interactive Media $56,000. The Company's obligation for 1998 would have been an additional $70,000.

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

Item 13.   Exhibits and Reports on Form 8-K.
--------   ---------------------------------

(a)(1)(2)  Financial Statements/Schedules.
           -------------------------------

     A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 7, and appears at Page F-1 of this Report; which list is incorporated herein by reference and follows Item 8.

(a)(3)  Exhibits
        --------

           All exhibits have been previously filed and are incorporated by reference from theRegistrant's Form SB-2 Registration Statement (File no. 333-9741) unless otherwise noted below.

 2 Agreement and Plan of Merger; Certificate of Ownership and Merger (Delaware); Articles of Merger (South Carolina)

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

10(g) Agreement dated November 14, 1994 between TTY Graphics, Inc., Voyager Simulation Ltd. and the Registrant.

10(h) Letter Agreement dated May 26, 1995 between the Registrant and TTY Graphics, Inc. and amendment thereto dated July 17, 1996.

10(i) Agreement dated November 5, 1991 by and among Greg Gustin, Pat Lowe as Trustee for the Estate of Quantum Graphics, Inc. and TTY Graphics, Inc.

10(j) Assignment Agreement dated as of November 5, 1991 between TTY Graphics, Inc. and the Registrant

10(k) Letter Agreement dated August 1, 1996 and August 2, 1995 between Greg Gusting and the Registrant

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

10(v) Merger and Acquisition Agreement dated November 5, 1996 with J.W. Barclay & Co., Inc.

10(w)    Letter Agreement between the Registrant and Charles Powers

10(x)    Letter Agreement between the Registrant and Fightertown

10(y) Letter Agreement between the Registrant, Voyager Graphics Inc., Voyager Simulation Company, Ltd. and TTY Graphics, Inc.

10(z) Agreement dated Mfarch 25, 1998 by and among Cyberport Niagara, Inc., Tellurian Inc. and 1174757 Ontario, Inc.**

10(aa) Agreement dated March 26, 1998 by and among Cyberport, Tellurian and Cyberport creditors**

11       Earnings per share - See notes to financial statements

21       Subsidiaries of Registrant - None

23       Consent of Miller Ellin & Co.

27       Selected Financial Data*

* Filed herewith.
**incorporated by reference into the registrants form 8-K dated March 25, 1998

(b)        Reports on Form 8-K
           -------------------
           During the three months ended December 31, 1997, a Form 8-K was not filed or required to be filed.

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

Dated:                                             Mahwah, New Jersey
April 14, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signatures                 Titles                      Date

/s/ Ronald Swallow            Chairman of the Board,        April 14, 1998
----------------------------  Chief Executive Officer
Dr. Ronald Swallow

/s/ Stuart French             President and Director        April 14, 1998
----------------------------  of the Company
Stuart French


/s/ Richard Swallow           Secretary and Director        April 14, 1998
----------------------------
Dr. Richard Swallow


/s/ Michael Hurd              Vice President of             April 14, 1998
----------------------------  Administration and
Michael Hurd                  Finance and Chief
                              Financial and Accounting
                              Officer

/s/ Peter Colgan              Director                      April 14,1998
----------------------------
Peter Colgan

/s/ James Lin                 Director                      April 14,1998
----------------------------
James Lin