Form 10QSB
period 1998-03-31
TELLURIAN INC /NJ/
filed 1998-05-20
CIK 1018039

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998
                                       OR
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-21645
--------------------------------

                                 TELLURIAN, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                                 22-3451918
-------------------------------                             --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               (Identification No.)

300K Route 17 South
Mahwah, New Jersey                                                 07430
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,
including area code:                                              (201) 529-0939
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.01par value
--------------------------------------------------------------------------------

                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes x . No
___.

The number of shares issued of the Registrant's Common Stock, as of March 31, 1998 was 3,959,763 shares of common stock.i

                                     INDEX

                                                              Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

   Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . 3
           March 31, 1998 (unaudited) and
           December 31, 1997

   Consolidated Statements of Operations. . . . . . . . . . . . . . 4
           Three Months ended March 31, 1998 (Unaudited) and March 31, 1997 (Unaudited)

   Consolidated Statements of Cash Flows. . . . . . . . . . . . . . 5
           Three Months ended March 31, 1998 (Unaudited) and March 31, 1997 (Unaudited)

   Notes to Consolidated Financial Statements (Unaudited) . . . . . 7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . . 9

  PART II.       OTHER INFORMATION. . . . . . . . . . . . . . . . . 20

  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

  EXHIBIT 27. . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                        TELLURIAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       March 31, 1998       December 31, 1997
                                                                                      ----------------      ----------------
                                                                                           (Unaudited)            (a)
           ASSETS
CURRENT ASSETS:
   Cash                                                                                       $ 12,036             $ 187,189
   Marketable Securities                                                                       109,992               108,912
   Accounts Receivable, net of allowance for
      doubtful accounts of $-0- and $-0-, respectively                                          24,141                 9,029
   Inventories                                                                                 647,554               662,364
   Prepaid Consulting Fees                                                                     310,654                62,187
   Prepaid Expenses and Other Current Assets                                                    21,272                23,206
                                                                                      ----------------      ----------------
           Total Current Assets                                                              1,125,649             1,052,887
                                                                                      ----------------      ----------------
PROPERTY AND EQUIPMENT- at cost
   less accumulated depreciation                                                             2,575,861             2,688,346
                                                                                      ----------------      ----------------
OTHER ASSETS:
   Security Deposits                                                                            63,778                70,070
   Prepaid Consulting Fees                                                                     100,183                     0
   Deferred Costs                                                                                    0                92,099
                                                                                      ----------------      ----------------
           Total Other Assets                                                                  163,961               162,169
                                                                                      ----------------      ----------------
                                                                                           $ 3,865,471           $ 3,903,402
                                                                                      ================      ================

CURRENT LIABILITIES:
   Accounts Payable and accrued expenses                                                     $ 518,825           $ 1,953,481
   Current Maturities of Long-term debt                                                         34,953                34,953
   Notes Payable                                                                               100,000               100,000
   Notes Payable- other                                                                              0               200,000
   Notes Payable--Related Parties                                                              496,736               496,736
   Interest Payable--Related Parties                                                           368,409               354,980
                                                                                      ----------------      ----------------
           Total Current Liabilities                                                         1,518,923             3,140,150
                                                                                      ----------------      ----------------
LONG-TERM DEBT - net of current maturities                                                     122,635               125,630
                                                                                      ----------------      ----------------
MINORITY INTEREST                                                                              640,027                     0

STOCKHOLDERS'  EQUITY:
   Common Stock--$.01 par value
      Authorized -25,000,000 and 10,000,000 shares, respectively
      Issued and Outstanding - 3,959,763 and 3,025,000 shares, respectively                     39,598                30,250
   Additional Paid-in Capital                                                                7,997,964             6,345,162
   Accumulated Deficit                                                                      (6,535,119)           (5,767,777)
   Other Comprehensive Income                                                                   81,442                29,987
                                                                                      ----------------      ----------------
           Total Stockholders' Equity                                                        1,583,886               637,622
                                                                                      ----------------      ----------------
                                                                                           $ 3,865,471           $ 3,903,402
                                                                                      ================      ================

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that time.

The accompanying notes are an integral part of the financial statements.

                        TELLURIAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                          1998           1997
                                                     -----------     ----------
                                                     (unaudited)     (unaudited)

REVENUES                                              $ 34,908         $ 81,285

COST OF GOODS SOLD                                     117,930           63,662
                                                     ---------       ----------

GROSS PROFIT (LOSS)                                    (83,023)          17,623
                                                     ---------       ----------

OPERATING EXPENSES:

     Research and Development                          209,989          204,087
     Selling                                           101,270          115,256
     General and Administrative                        343,126          372,837
                                                     ---------       ----------
                                                       654,385          692,180
                                                     ---------       ----------

LOSS FROM OPERATIONS                                  (737,408)        (674,557)
                                                     ---------       ----------

OTHER INCOME AND EXPENSES:

     Other Income                                        1,899           50,097
     Loss on Sale of Fixed Asset                       (14,571)               0
     Interest Expense                                   (3,833)               0
     Interest Expense--Related Parties                 (13,429)         (12,300)
                                                     ---------       ----------
                                                       (29,934)          37,797
                                                     ---------       ----------

NET LOSS                                             $(767,342)       $(636,760)
                                                      ========        =========

NET LOSS PER COMMON SHARE                            $   (0.24)         $ (0.21)
                                                      =========       =========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        3,195,885       3,025,000
                                                      =========       =========



    The accompanying notes are an integral part of the financial statements.

                              TELLURIAN, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                            MARCH  31,
                                                                                ------------------------------
                                                                                    1998               1997
                                                                                ------------      ------------
                                                                                (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                     $ (767,342)       $ (636,760)
     Adjustments to Reconcile Net Loss to Net Cash
        Used in Operating Activities:
           Depreciation and Amortization                                              81,827            13,674
           Reclassification of Marketable Securities                                       0             4,136
           Accrued Interest on Marketable Securities                                  (1,080)                0
           Loss on Sale of Fixed Asset                                                14,571                 0
           Changes in Assets and Liabilities
              Accounts Receivable                                                    (15,112)          (48,443)
              Inventories                                                             14,810          (270,000)
              Prepaid Expenses and Other Current Assets                               41,284            (9,282)
              Deferred Costs                                                          92,099            50,000
              Security Deposits                                                        6,292           (37,822)
              Prepaid Consulting Fees                                                 (8,000)           18,656
              Accounts Payable and Accrued Expenses                                  (95,490)          (14,553)
              Payroll Payable                                                              0           (98,399)
              Payroll Taxes Payable                                                        0           (26,398)
              Consulting Fees Payable                                                      0           (13,950)
              Interest Payable--Related Parties                                       13,429             8,550
              Deferred Revenue                                                             0           (24,440)
                                                                                ------------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                               (622,712)       (1,085,031)
                                                                                ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of Fixed Assets                                                             18,000                 0
     Purchases of Property and Equipment                                              (1,912)         (157,007)

                                                                                ------------      ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   16,088          (157,007)
                                                                                ------------      ------------

NET CASH FROM FINANCING ACTIVITIES:
     Repayments of notes payable--other                                             (250,000)                0
     Repayment of Long-term Debt                                                      (2,995)                0
     Proceeds of notes payable - other                                                50,000                 0
     Proceeds from Issuance of Stock                                                 603,011                 0
     Payments of deferred offering costs                                             (20,000)                0
                                                                                ------------      ------------

NET CASH PROVIDED BY  FINANCING ACTIVITIES                                           380,016                 0
                                                                                ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES                                                       51,455                 0
                                                                                ------------      ------------

NET CHANGE IN CASH                                                                  (175,153)       (1,242,038)

CASH-- Beginning                                                                     187,189         1,761,186
                                                                                ------------      ------------

CASH-- Ending                                                                       $ 12,036         $ 519,148
                                                                                ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash Paid for Interest                                                      $     3,833           $ 3,750
     Cash Paid for Income Taxes                                                  $       200           $   150

SCHEDULE OF NON-CASH ACTIVITIES:
     Reduction of Trade Payables through issuance of common
        stock                                                                    $   699,056           $     -
     Reduction of Trade Payables through issuance of subisdiary
        Series B special shares                                                  $   640,027
     Issuance of Common Stock for Consulting Fees                                $   380,000



                                                                                   ---------         ---------

                                                                                 $ 1,719,083            $    -
                                                                                   =========         =========


              The accompanying notes are an integral part of the financial statements.

                         TELLURIAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


NOTE 1--Presentation Basis

         The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1997 which were included in its Form 10-K filing dated April 15, 1998. Such statements should be read in conjunction with the data herein.

NOTE 2--Interim Consolidated Financial Statements

         The consolidated balance sheet of the Company at March 31, 1998 and the consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 are unaudited but include all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

NOTE 3--Minority Interest in Subsidiaries

         In March 1998, Cyberport and certain of its vendors agreed to restructure approximately $1,349,000 of accounts payable as follows:

1. The vendors transferred Canadian $1,000,000 of payables to Cyberport's landlord. The landlord was given the right to convert the payables into restricted shares of the Company's common stock. In March 1998, the landlord converted the payables into 350,000 shares of common stock.
2. Cyberport issued 915,559 Series B Special Shares at Canadian $1.00 per share for balance of the monies owed. At March 31, 1998, the value of the shares issued by Cyberport is shown as a minority interest on the Company's consolidated balance sheet.

         In March 1997 the Company formed a subsidiary, Cyberport Niagara, Inc., in the Province of Ontario, Canada, in which the Company holds an 87.5 percent interest In the fourth quarter of 1997, the Company acquired the balance of the interest in Cyberport.

         On March 24,1997 the Company formed a subsidiary, Cyberport International, Inc. ("CII") in the state of Delaware in which the Company held a 96 percent interest. In the fourth quarter of 1997, the Company acquired the balance of the interest in CII.


NOTE 4---Stock Options

         In June of 1997 the Company authorized stock options to two individuals, Michael Hurd and David Turner, President and General Manager of Cyberport Niagara, Inc, respectively. These options allow Mr. Turner to purchase 500 shares of Cyberport stock for $1.00 (Canadian) per share and allow Mr. Hurd to purchase 2,000 shares of Cyberport stock at $1.00 (Canadian) per share. Mr. Turners options vested on July 1, 1997 as did 1,000 of Mr. Hurd's options. The remaining 1,000 share options for Mr. Hurd vest at the rate of 500 shares on July 1, 1998 and July 1, 1999 provided he remains on the Board of Directors or in the employ of Tellurian on those dates. The options expire on June 30, 2007.

No options have been exercised as at March 31, 1998.

NOTE 5--Translation of Foreign Currency

The foreign currency financial statements of subsidiaries operating outside the United States are translated in accordance with the requirements of the Financial Accounting Standards Board. All income and expense accounts are translated at average exchange rates; assets and liabilities at current exchange rates; and stockholders equity at historical rates. Translation adjustments were accumulated and have been included as a separate component of equity at March 31, 1998.


NOTE 6--Inventories

Inventories consist of the following:


                                         March 31 ,               December 31,
                                           1998                       1997
                                           ----                       ----
                                        (Unaudited)

                  Raw materials          $217,164                   $221,575
                  Work-in-process         196,500                    206,899

                   Finished Goods         233,890                    233,890
                                        ---------                  ---------
                                         $647,554                   $662,364
                                        =========                  =========


NOTE 7--Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included as their effect would be anti-dilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY


RECENT DEVELOPMENTS
-------------------

  Refinancing of Certain Debt
  ---------------------------

         The Company experienced a net loss of approximately $767,300 for the quarter ended March 31, 1998 and had a working capital deficit of approximately $393,000 at March 31, 1998. The Company's operations require additional financing to sustain the Company as a going concern. In this respect, in February 1998, the Company completed an exchange offering to its existing warrant holders pursuant to which warrant holders tendered 321,605 warrants and approximately $603,000 and received in return 321,605 Units which included 321,605 shares of the Company's Common Stock and 321,605 Warrants identical to those tendered pursuant to the exchange offering. The Company currently has limited cash and such cash was derived from such exchange offering.

          At December 31, 1997, the Company had current liabilities and long term debt of approximately $3,266,000. In order to reduce such debt, the Company sought to convert all or a portion of such debt of the Company into equity. As of March 31, 1998, the Company succeeded in converting approximately $1,400,000 of such indebtedness as described below. Such debt conversions included the following:

         (a) In March 1998, the Company entered into an agreement with Interactive Media Concepts, Inc. pursuant to Interactive, a consultant of the Company which was owed approximately $56,000. Further, the Company had a contractual obligation to Interactive Media which would have required the Company to pay an additional $88,000 for its services during 1998. In March, 1998 the Company accepted Interactive's offer to convert such indebtedness into 100,000 shares of the Company's Common Stock.

         (b) The Company owed $1,295,527 U.S. (equivalent to $1,865,559 Canadian) to certain contractors in Canada for work done on improvements to its Cyberport facility. These contractors included Newman Bros. Limited, Phoenix Wood Products Corporation (formerly known as Trigin Management Corporation), Star Tile Centre Limited, Ecco Electric Limited, DBN Drywall & Acoustics Limited, Expoplex Incorporated (the "Cyberport Creditors"). On March 26, 1998, the Cyberport Creditors agreed to convert $601,083 U.S. (equivalent to $865,559 Canadian) into 865,559 Series B Special Shares plus an additional 47,075 Series B Special Shares for goods and services taxes owing at closing (also known as Preferred Stock) of Cyberport

Niagara. The Cyberport creditors also agreed to assign to Cyberport Niagara's landlord (also known as 1174757 Ontario Inc.) $694,444 U.S. (equivalent to $1,000,000 Canadian) of the Company's indebtedness. Contemporaneously, 1174757 Ontario Inc. entered into an agreement to convert the entire debt into 350,000 restricted shares of the Company's Common Stock. The Company also agreed to pay the landlord $36,111 U.S. ($52,000 Canadian) in rent arrears and $33,333 U.S. ($48,000 Canadian) in additional security deposit. In connection with such agreement, the Company granted the Landlord options to purchase 100,000 additional shares of the Company's Common Stock at an exercise price of $1.75 per share between April 1, 1998 and September 30, 1998. Tellurian also granted the landlord security interests in certain simulators located at the Company's Cyberport facility. The aforesaid agreements concluded various creditor law suits that were initiated against the Company and its subsidiary demanding payment of the aforementioned debt.

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

  NASDAQ Listing.
  ---------------

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

As of the date of this filing, the Company has not been advised of the results of such hearing. If the Company is not granted an exception, it has the right to request (and intends to request) an oral hearing pursuant to which it will be given the opportunity to demonstrate compliance with the net tangible asset test or reasons an exception should be granted by the Hearings Committee. No assurances can be given that the Company will be successful in maintaining its NASDAQ listing and if unsuccessful, the potential acquisitions described herein are unlikely to be completed. Further, the loss of the Company's NASDAQ listing would make it very difficult if not impossible for the Company to raise additional financing from private or public financing and would materially adversely effect the liquidity and price of the Company's securities.

 Letters of Intent Regarding Potential Acquisitions.
 ---------------------------------------------------

The following describes two letters of intent issued by the Company:

         On April 3, 1998 the Company issued letters of intent to acquire two separate companies, both actively involved in the manufacture, sale and distribution of various doll and souvenir products. One of these companies, headquartered in New York City, has been in existence for in excess of 10 years and the other, headquartered in New Jersey, has been in existence for 25 years. The letters of intent were signed by the prospective companies during April of 1998. These agreements specifically prohibit the Company from announcing the names of these companies without their written consent which they have not provided as of the date of this filing.

Under the terms of the letters of intent, Tellurian would issue a total of 4,000,000 shares of common stock in return for the assets of these companies. Based on financial statements provided to Tellurian, these companies had an annual revenue for 1997 in excess of $30,000,000 and book value of assets in excess of $3,000,000.

Under the terms of the letters of intent, the Company and the acquisition candidates have 30 days to complete their respective due-diligence research. No assurance can be given that this research can be completed within this time constraint or that the results of that research, if completed, will provide the necessary assurances for all parties to proceed with the merger proposal.

The Virtual Reality Helmet
--------------------------

         The virtual reality helmet (with a disposal liner) is critical to the broad market acceptance of Tellurian's products since it removes one of the major sources of market resistance to the Company's virtual reality units--the amount of physical space required by the viewing screens. The arcade market represents by far the largest grouping of potential buyers for the units and these potential buyers are heavily influenced by the return per square foot of floor space occupied. The helmet would reduce the square footage needed by approximately 50% while improving the quality of the sound through the almost complete elimination of background noise coming from other activities in the facility and significantly reducing the Company's cost per virtual reality unit. The Tellurian helmet has been specifically engineered to be driven by the proprietary Tellurian EAGLE image generator. Management expects that the quality of the experience gained through use of the helmet coupled with the head motion tracker will be significantly superior to the experience currently offered in the marketplace either by Tellurian or by any of its competitors.

         The helmet is now ready for introduction to the market, but the Company needs at least $250,000 of financing to produce and Emarket the Tellurian Helmet. The Company plans to offer the helmet based experience for delivery within 4 months from date of order, but its ability to do that is subject to the receipt of sufficient financing. However, the Company cannot be certain that the design principles it has decided upon will be successful in the marketplace. Also, the Company cannot be sure that the marketplace will accept the product and the pricing which the Company intends to utilize. Management recognizes that many competitors are actively engaged in the design and manufacture of products intended for this use. Many of these competitors have more experience in helmet design and manufacturing that the Company does, and many of these competitors have more financial resources to draw upon than the Company. There can be no assurance that the Company's design will be successful, nor that the Company will find a ready market and sufficient financing for the helmet. The Company expects that, if the helmet design is successful, this medium will replace the larger and more expensive means of delivering the video and audio images to its customers. Management believes that, if successful, the helmet may represent a significant portion of its future revenue.

Cyberport
---------

         In late June 1997, the Company was able to begin conducting operations in its subsidiary, Cyberport Niagara, Inc. Although the limited opening of Cyberport was not done early enough to have an noticeable impact on revenue for the season, Management believes that it was essential to open the facility in close to final form in order to attract the various tour operators to view the facility. While Management does not believe that the flow from the casual tourists in Niagara Falls will provide enough revenue to ensure the viability of Cyberport, Management believes that the exposure to the summer tourists and, more importantly, to the tour groups that conduct summer business in Niagara Falls, was critical to Management's plans to develop the group tour business for the 1998 and subsequent seasons. The Company promoted the facility in general and the Tellurian experience extensively since the 1997 opening. Numerous "free-of-charge" events were run in order to hasten the awareness of the facility to the tourism industry in the Niagara region. Efforts concentrated on ensuring strong relationships with group tour operators and guaranteeing prime exhibit spots in the many tourist information booths in and around the Niagara area for the 1998 season. As a result, revenues for 1997 were minimal, but Management believes that the marketing programs and overall direction of Cyberport is correct. Management is particularly encouraged by the sales leads it has received for Tellurian products as a result of the promotional efforts done by Cyberport staff.

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


         The Company is endeavoring to locate an investor desirous of owning an interest or a controlling interest in Cyberport Niagara. There can be no assurance that the Company will be successful in this effort or that, if successful, that the terms and conditions of the sale will be satisfactory to the Company. Nonetheless, the Company expects that a significant portion of its future revenues are dependent upon the successful operation of Cyberport facilities.

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

                              RESULTS OF OPERATIONS


         During 1997 the Company has been able to make progress towards meeting its objectives which included:

                  * Development of its virtual reality helmet;

                  * Establishment of a virtual reality showplace for
                    demonstrations of Tellurian  products; and

                  * Establishing  a  TEC  for  the  purpose  of operating  and owning such a facility in order to generate revenues.

         The market for free-standing image generators has proven to be extremely limited. The development of the data-base to complete the experience is a skill possessed by a limited number of companies in the industry, but the majority of the potential customers for Tellurian products are arcades, restaurants, and other entertainment facilities who rely on their supplier to deliver a complete, ready to run experience. The Tellurian image generator has the advantage of being able to display a 360 degree world in which all of the players can be linked. The competitive edge that Tellurian has is that its' world can be changed by any of the players and the resulting world is changed for all of the players. Game software for this type of world must be developed specifically for that world. Without both the image generator and the database software, Tellurian has in the past been trying to sell to an extremely limited market. The Tellurian product which now exists is one which is a free-standing experience. Further, the completion of the helmet as described herein allows the experience to be delivered to the end-user requiring very little physical space. The space issue is also critical to end-users who evaluate the performance of their investments on a "revenue per square foot basis". This combination should allow Tellurian to market its products to distributors and large end users of arcade type games, a market in which it had no access to before these developments. The Company plans to focus its efforts on the following areas:

                * Pursuing   the   merger/acquisition   of   companies
                  offering   products  and/or  services   complementary  to  the
                  entertainment market presently being marketed to by the Company;

                * Finding and entering into joint  ventures or revenue
                  sharing agreements with third parties for the purpose of owning, operating and/or having an interest in one or more Tourist Entertainment Centers (TEC) or Location Based Entertainment Centers (LBE) for the sale and/or use of its virtual reality game units;

                * Increasing revenues through marketing efforts of its new EAGLE product now on display at its Cyberport facility; and

                * Marketing  its  virtual  reality  helmet  with  head
                  tracking  and  establishing   products  utilizing  the  helmet
                  technology.

         Marketing   of  the  EAGLE  image   generators   and  helmets  will  be
accomplished by directing efforts towards three different customer groups:

                * The training and simulation  market where  Tellurian has  been selling its  AT-200  unit;
                * The  virtual reality game developer market through  trade show exhibits, advertisements and newsletters; and
                * The interactive thrill ride market.

     The Company intends to expand its customer base through trade show involvement at which it can demonstrate its EAGLE product and its helmet technology. Also, the Company is actively pursuing sales leads generated from the market recognition gained from the Cyberport operations. The Company intends to continue its ongoing research and development efforts and to expand and enhance the technical capability, design features and range of its products. Tellurian has designed and installed complete games units in its Cyberport facility and intends to pursue this concept in developing any future TEC or LBE locations. Tellurian has financed the Cyberport facility utilizing a portion of the proceeds of its public offering and is now actively seeking investors and/or lenders to meet the remaining capital needs of the venture and to release some of Tellurian's capital to allow it to pursue subsequent opportunities. The Company has limited experience in owning, financing and operating such centers, and is dependent in such areas upon third parties to assist it or participate with it in completing such centers. The Company is dependent upon joint ventures or revenue sharing agreements with third parties or the sale of up to a majority interest in Cyberport (or other financing) in order to establish other TEC's or LBE's. Management estimates that opening entertainment facilities in addition to Cyberport could range in cost from $1,000,000 to $2,500,000 dependent upon location and the size of facility. The Company anticipates participating in any future joint venture or revenue sharing project by providing its equipment to the entertainment facility and having another party provide most (if not all) of the financing. Any cash provided by the Company to a new entertainment facility would be minimal unless the Company were able to obtain additional external financing or sell up to a majority interest in the Company's Cyberport facility. Of course, the amount of financing provided by the Company to any joint venture or revenue sharing agreement would likely increase the Company's joint venture interest or amount of revenues that it would receive. There can be no assurances that the Company will be successful in this regard or that it will be able to derive profits from such operations.

                              Results of Operations

Three Months Ended March 31, 1998 vs. March 31, 1997

Tellurian and its' subsidiary had net sales for the three months ended March 31, 1998 of $34,908, a decrease of $46,377 or 57% over the comparable period of the prior year. For the three months ended March 31, 1998, the Company's gross profit (loss) was ($83,023) as compared to $17,623 for the comparable period of the prior year. Such decrease in gross profit is primarily due to the costs related to the Cyberport Niagara facility during the period where it was almost completely closed for business.

         Tellurian's research and development activities for the three months ended March 31, 1998 were $209,989, representing an increase of $5,902, or 2.9%, over the comparable period for the prior year. The research and development activities related to Tellurian's concentrated effort to complete the virtual reality helmet and to develop software for use with that helmet and other versions of virtual reality products.

         Selling, general and administrative expenses for the three months ended March 31, 1998 were $444,396, a decrease of $46,397, or 9%, over the comparable period of the prior year. This decrease is principally due to the continued cutting of any variable costs available for reduction by management action.

         For the three months ended March 31, 1998 interest expense was $17,262, an increase of 4,962, or 40%, over the comparable period of the prior year.

         Tellurian's net loss for the three months ended March 31, 1998 was $767,342 as compared to a loss of $636,760 for the comparable period of the prior year.


Liquidity and Capital Resources


         For the three months ended March 31, 1998 and 1997 net cash of $622,712 and $1,085,031, respectively was used in operating activities. The net loss from operations for the period ended March 31, 1998 was partially offset by increases in the Company's non-cash depreciation and amortization expense. The increase in deferred costs was offset by a similar increase in accrued expenses and accounts payable.

         For the three months ended March 31, 1998 net cash of $16,088 was generated from investing activities. For the three months ended March 31, 1997, $157,007 was used in investing activities. Funds were generated from the sale of certain of the Company's fixed assets while all non-essential expenditures were stopped.

          For the three months ended March 31, 1998 and March 31, 1997, $380,016 and $-0- was provided from financing activities. The primary sources of this cash were the proceeds of the warrant conversion completed by the Company which is described in the following paragraphs.

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


During the quarter ended March 31, 1998 the Company completed several stock transactions which impacted upon the liquidity of the Company. The most significant of these transactions was an agreement between the Company and certain of the vendors of Cyberport in which the vendors agreed to restructure approximately $1,349,000 of accounts payable as follows:

         1. The vendors transferred Canadian $1,000,000 (approximately $700,000 U.S.) of the payables to Cyberport's landlord. The landlord was given the right to convert the payables into restricted shares of the Company's stock. In March 1998, the landlord converted the payables into 350,000 shares of common stock.

         2. Cyberport issued 912,634 Series B Special Shares at Canadian $1.00 per share for the balance of the monies owed.

     These shares are non-voting shares that carry a 12% annual cumulative cash dividend payable quarterly. The Company has the right to redeem these shares at any time prior to October 10, 1998 at a price of Canadian $1.10 per share including any accrued and unpaid dividends outstanding at that time. Should the Company choose not to redeem those shares, the vendors have the right to convert any or all of those shares into Tellurian common stock at the conversion rate of
2.28 Series B shares for 1 common share. This right expires on December 31, 1998.

         During 1997 and the first quarter of 1998, the Company experienced delays in completing the virtual reality helmet and has suffered from its inability to attract a major investor to the Cyberport project as planned. These two events, coupled with the limited revenues from sales of the Company's existing products and less than expected receipts from Cyberport, have caused a continued drain of the Company's limited capital . As a result, Management has been forced to devote significant efforts to raising capital in support of the plan of operations. While many potential investors have been approached about Cyberport, the lack of a demonstrable financial track record has made it difficult to complete the sale of any of the Company's Cyberport interest.

         Management believes that the introductory marketing costs of the virtual reality helmet and the working capital required to be able to meet expected delivery needs will require the Company to utilize at least $250,000 of capital beyond that which could be allocated to the helmet from the recently completed warrant conversion offer. If the Company is not successful in obtaining those funds, the introduction of the helmet will be negatively impacted and the Company's operating results will be adversely impacted.

     The Company recently negotiated a $250,000 short-term loan with a non-affiliated party. The loan was made to the Company to assist it in operating while the recently completed public offering was in process. That loan was repaid from the proceeds of the offering as the Company's first priority in disbursement of funds. The Company is presently negotiating a renewal of that loan in anticipation of a cash need to complete the helmet, for working capital at Cyberport, and to do the work necessary to pursue the potential acquisitions that the Company is presently evaluating. As of the date of this filing, the Company has received an advance of $125,000 from this funding source. It is anticipated that such loan would bear interest at the rate of 12% per annum and not be convertible into capital stock of the Company. No assurances can be given that such financing will be successful.

         At March 31, 1998, Tellurian had a working capital deficit of $393,274. The Company is currently meeting its cash requirements from limited cash generated from operations and limited cash resources that are left from the proceeds of Tellurian's recent warrant conversion offering. In light of the Company's working capital deficit and continued negative operating cash flows, the Company is dependent upon immediate and substantial additional revenues from operations, the sale of up to a majority interest in its Cyberport facility and private or public financing to meet its obligations as a going concern.

         With respect to a possible sale of up to majority interest in Cyberport, the Company has held negotiations with various firms interested in acquiring the Company's Cyberport interest as well as the right to open other Cyberport licensed facilities. Management does not believe that any of these negotiations is likely to result in a significant change in its' ownership interest in Cyberport in the foreseeable future.

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

     The Company has received signed letters of intent to merge from two companies and has a proposal to underwrite a financing of an estimated $6,000,000 to $8,000,000 from an investment banking firm. The Company believes that these mergers and the proposed financing represent the best alternative available to the Company in order to carry out its proposed business plan. However, no assurances can be given that either the proposed mergers or the proposed financing will be successful. Management believes that these mergers and the subsequent public offering of stock in the redefined Company represent the best course of action available to it at this time.

                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings:                                               None

Item 2.  Changes in Securities                                            None

Item 3.  Defaults Upon Senior Securities:                                 None

Item 4.  Submission of Matters to a Vote of Security
Holders:                                                                  None

Item 5.    Other Information:                                             None

Item 6.    Exhibits and Reports on Form 8-K

             A form 8-K was filed on March 25. No other form 8-k's or other reports were required to be filed during the quarter.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TELLURIAN, INC.
                                                    ---------------------------
                                                   (Registrant)



Dated:  May 18, 1998
                                                    ---------------------------
                                                    /s/ Stuart French, President



                                                    ----------------------------
                                                    /s/ Michael Hurd, Chief
                                                        Financial and Accounting
                                                        Officer