Form 10QSB
period 1998-06-30
TELLURIAN INC /NJ/
filed 1998-08-25
CIK 1018039

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998
                                       OR
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

The number of shares issued of the Registrant's Common Stock, as of June 30, 1998 was 4,730,041 shares of common stock.

                                     INDEX

                                                               Page Number
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

   Consolidated Balance Sheets. . . . . . . . . . . . . . . . .. . . . . .  . 3
           June 30, 1998 (unaudited) and
           December 31, 1997

   Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . 4
           Six and Three Months ended June 30, 1998 (Unaudited) and June 30, 1997 (Unaudited)

   Consolidated Statements of Cash Flows. . . . . . . . . . .  . . . . .  . . 5
            Six Months ended June 30, 1998 (Unaudited)
              and June 30, 1997 (Unaudited)

   Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . 7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.  . . . . . . .  9

  PART II.       OTHER INFORMATION. . . . . . . . . . . . . .  . . . . . .   20

  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

  EXHIBIT 27. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22




                        TELLURIAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                               June 30,       December 31,
                                                                                 1998            1997

                           ASSETS                                             -----------    -----------
                                                                               (Unaudited)         (a)

CURRENT ASSETS:
   Cash ...................................................................   $     6,296    $   187,189
   Marketable Securities ..................................................         - 0 -        108,912
   Accounts Receivable ....................................................         3,581          9,029
   Inventories ............................................................       575,448        662,364
   Prepaid Consulting Fees ................................................       274,331         62,187
 ,  Prepaid Expenses and Other Current Assets .............................         9,854         23,206
                                                                              -----------    -----------
           Total Current Assets ...........................................       869,510      1,052,887
                                                                              -----------    -----------
PROPERTY AND EQUIPMENT- at cost ...........................................     2,553,556      2,688,346
   less accumulated depreciation ..........................................          --             --

OTHER ASSETS:
   Security Deposits ......................................................        52,229         70,070
   Prepaid Consulting Fees ................................................        73,905              0
   Deferred Costs .........................................................         2,275         92,099
                                                                              -----------    -----------
           Total Other Assets .............................................       128,409        162,169
                                                                              -----------    -----------
                                                                              $ 3,551,475    $ 3,903,402
                                                                              ===========    ===========
CURRENT LIABILITIES:
   Accounts Payable and accrued expenses ..................................   $   573,859    $ 1,953,481
   Current Maturities of Long-term debt ...................................        34,953         34,953
   Payroll Payable ........................................................       117,514              0
   Payroll Taxes Payable ..................................................        18,260              0
   Notes Payable ..........................................................             0        100,000
   Notes Payable- other ...................................................       187,500        200,000
   Notes Payable--Related Parties .........................................       200,000        496,736
   Interest Payable--Related Parties ......................................             0        354,980
                                                                              -----------    -----------
           Total Current Liabilities ......................................     1,132,086      3,140,150
                                                                              -----------    -----------
LONG-TERM DEBT - net of current maturities ................................       116,912        125,630
                                                                              -----------    -----------
STOCKHOLDERS'  EQUITY:
   Common Stock--$.01 par value
      Authorized -25,000,000 and 10,000,000 shares, respectively
      Issued and Outstanding - 4,730,041 and 3,025,000 shares, respectively        47,300         30,250
   Additional Paid-in Capital .............................................     9,307,795      6,345,162
   Accumulated Deficit ....................................................    (7,131,391)    (5,767,777)
   Other Comprehensive Income .............................................        78,773         29,987
                                                                              -----------    -----------
           Total Stockholders' Equity .....................................   $ 2,302,477    $   637,622
                                                                              -----------    -----------
                                                                              $ 3,551,475    $ 3,903,402
                                                                              ===========    ===========


(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that time. The accompanying notes are an integral part of the financial statements.
                                                          Page 3



                        TELLURIAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Six Months Ended              Three Months Ended
                                                 June 30,                      June 30,
                                         --------------------------    --------------------------
                                             1998           1997           1998           1997
                                         -----------    -----------    -----------    -----------

REVENUES                                 $   154,982    $   299,616    $   120,074    $   218,331

COST OF GOODS SOLD                           380,950        162,080        263,020         98,418
                                         -----------    -----------    -----------    -----------
GROSS PROFIT (LOSS)                         (225,968)       137,536       (142,946)       119,913
                                         -----------    -----------    -----------    -----------

 OPERATING EXPENSES:

     Research and Development                380,811        397,843        170,822        193,756
      Selling                                156,651        161,157         55,381         45,901
     General and Administrative              555,645        661,210        212,519        288,373
                                         -----------    -----------    -----------    -----------
                                           1,093,107      1,220,210        438,722        528,030
                                         -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                      (1,319,075)    (1,082,674)      (581,668)      (408,117)
                                         -----------    -----------    -----------    -----------

OTHER INCOME AND EXPENSES:

     Other Income                              1,080         50,917           (819)           820
     Loss on Sale of Fixed Asset             (14,571)             0              0              0
     Interest Expense                         (5,175)        (3,694)        (1,427)        (3,694)
     Interest Expense--Related Parties       (25,873)       (24,598)       (12,359)       (12,298)
                                         -----------    -----------    -----------    -----------
                                             (44,539)        22,625        (14,605)       (15,172)
                                         -----------    -----------    -----------    -----------

NET LOSS                                 $(1,363,604)   ($1,060,049)      (596,273)      (423,289)
                                         ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                $     (0.38)   $     (0.35)   $      (.15)   $      (.14)
                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING             3,577,824      3,025,000      3,959,763      3,025,000
                                         ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.



                         TELLURIAN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          ---------------------------
                                                              1998           1997
                                                          -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                             $(1,363,604)   $(1,060,049)
     Adjustments to Reconcile Net Loss to Net Cash
        Used in Operating Activities:
           Depreciation and Amortization                      157,915         28,986
           Accrued Interest on Marketable Securities                0              0
           Loss on Sale of Fixed Asset                         14,571              0
           Changes in Assets and Liabilities
              Accounts Receivable                               5,448       (234,899)
              Inventories                                      86,916        (91,488)
              Prepaid Expenses and Other Current Assets        13,352       (125,099)
              Deferred Costs                                   89,916         50,000
              Security Deposits                                17,841       (184,990)
              Prepaid Consulting Fees                          93,951        (38,312)
              Accounts Payable and Accrued Expenses           (40,539)       965,755
              Payroll Payable                                 117,516        (98,399)
              Payroll Taxes Payable                            18,260        (28,003)
              Consulting Fees Payable                               0        (21,594)
              Interest Payable--Related Parties                25,788         17,099
              Deferred Revenue                                      0        (24,440)
                                                          -----------    -----------

NET CASH PROVIDED BY( USED IN) OPERATING ACTIVITIES          (762,758)      (768,809)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of Fixed Assets                                      18,000              0
     Purchases of Property and Equipment                      (55,696)    (2,485,240)
     Sale of Marketable Securities                            108,912      1,975,386
                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            71,216       (509,854)
                                                          -----------    -----------

NET CASH FROM FINANCING ACTIVITIES:
     Repayments of notes payable--other                      (300,000)             0
     Repayment of Long-term Debt                               (8,718)             0
     Proceeds from Issuance of Stock                          513,187              0
     Proceeds of notes payable                                187,500         90,000
     Payments of deferred offering costs                      (19,930)             0
                                                          -----------    -----------

NET CASH PROVIDED BY  FINANCING ACTIVITIES                    461,863         90,000
                                                          -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES                                48,786              0
                                                          -----------    -----------



NET CHANGE IN CASH                                           (180,893)    (1,188,663)

CASH-- Beginning                                              187,189      1,761,186
                                                          -----------    -----------

CASH-- Ending                                             $     6,296    $   572,523
                                                          ===========    ===========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash Paid for Interest                                       $  5,175   $ 11,193
     Cash Paid for Income Taxes                                   $    200   $    150

SCHEDULE OF NON-CASH ACTIVITIES:
     Reduction of Trade Payables through issuance of common
        stock                                                     $699,056
     Reduction of Trade Payables through issuance of subsidiary
        Series B special shares                                   $640,027
     Issuance of Common Stock for Consulting Fees                 $380,000
     Conversion of C. Powers note an accrued interest for stock   $613,754
     Purchase of Property and Equipment through issuance
         of Note Payable                                                     $ 72,464



              The accompanying notes are an integral part of the financial statements.

                         TELLURIAN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


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

NOTE 2--Interim Consolidated Financial Statements

         The consolidated balance sheet of the Company at June 30, 1998 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1998 and 1997 are unaudited but include all adjustments which, in the opinion of management, are necessary for the fair presentation of the Company's financial position and results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

NOTE 3--Minority Interest in Subsidiaries

         In March 1998, Cyberport and certain of its vendors agreed to restructure approximately $1,349,000 of accounts payable as follows:

1. The vendors transferred Canadian $1,000,000 of payables to Cyberport's landlord. The landlord was given the right to convert the payables into restricted shares of the Company's common stock. In March 1998, the landlord converted the payables into 350,000 shares of common stock.
2. Cyberport issued 915,559 Series B Special Shares at Canadian $1.00 per share for balance of the monies owed. At June 30, 1998, the value of the shares issued by Cyberport is shown as a minority interest on the Company's consolidated balance sheet.

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

No options have been exercised as at June 30, 1998


NOTE 5--Translation of Foreign Currency

The foreign currency financial statements of subsidiaries operating outside the United States are translated in accordance with the requirements of the Financial Accounting Standards Board. All income and expense accounts are translated at average exchange rates; assets and liabilities at current exchange rates; and stockholders equity at historical rates. Translation adjustments were accumulated and have been included as a separate component of equity at June 30, 1998.


NOTE 6--Inventories

Inventories consist of the following:


                                            June 30,     December 31,
                                              1998          1997
                                           --------      --------
                                         (Unaudited)

Raw materials                              $234,758      $221,575
Work-in-process                             106,800       206,899
 Finished Goods                             233,890       233,890
                                           --------      --------
                                           $575,448      $662,364
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
                    CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

INTRODUCTION

         During the first six months of 1998 the Company has only been able to make limited progress towards meeting its objectives since it has been severely hampered by a lack of cash. Despite this limitation, the Company has substantially completed the technical development of its virtual reality helmet and completed the establishment of a virtual reality showplace for demonstrations of Tellurian products at Cyberport.
          The market for free-standing image generators has proven to be extremely limited. The development of the data-base to complete the experience is a skill possessed by a limited number of companies in the industry, but the majority of the potential customers for Tellurian products are arcades, restaurants, and other entertainment facilities who rely on their supplier to deliver a complete, ready to run experience. The Tellurian image generator has the advantage of being able to display a 360 degree world in which all of the players can be linked. The competitive edge that Tellurian has is that its'
world can be changed by any of the players and the resulting world is changed for all of the players. Game software for this type of world must be developed specifically for that world. Without both the image generator and the database software, Tellurian has in the past been trying to sell to an extremely limited market. The Tellurian product which now exists is one which is a free-standing unit. Further, the completion of the helmet as described herein allows the experience to be delivered to the end-user requiring very little physical space. The space issue is also critical to end-users who evaluate the performance of their investments on a "revenue per square foot basis". This combination should allow Tellurian to market its products to distributors and large end users of arcade type games, a market in which it had no access to before these developments. Unfortunately, this market requires rapid delivery and a willingness to support product through some form of financing. Revenue sharing is the most common form of financing required. Thus far, the Company has been unable to meet either the delivery or the financing demands of this market.

The Virtual Reality Helmet

         The virtual reality helmet is critical to the market acceptance of Tellurian's products since it removes one of the major sources of market resistance to the Company's virtual reality units--the amount of physical space required by the viewing screens. The arcade market represents the largest grouping of potential buyers for the units and these potential buyers are heavily influenced by the return per square foot of floor space occupied. The helmet would reduce the square footage needed by approximately 50% while improving the quality of the sound through the almost complete elimination of background noise coming from other activities in the facility and significantly reducing the Company's cost per virtual reality unit. The Tellurian helmet has been specifically engineered to be driven by the proprietary Tellurian EAGLE image generator. Management expects that the quality of the experience gained through use of the helmet coupled with the head motion tracker will be significantly superior to the experience currently offered in the marketplace either by Tellurian or by any of its competitors.
                                                  Page 9

         The helmet has been ready for introduction to the market for some time, but the Company needs at least $250,000 of financing to produce and market the Tellurian Helmet. The Company has attempted to offer the helmet based experience for delivery within four months from date of order, but that offer was subject to receipt of customer deposits. However, the Company cannot be certain that the design principles it has decided upon will be successful in the marketplace. Also, the Company cannot be sure that the marketplace will accept the product and the pricing which the Company intends to utilize. Management recognizes that many competitors are actively engaged in the design and manufacture of products intended for this use. Many of these competitors have more experience in helmet design and manufacturing that the Company does, and many of these competitors have more financial resources to draw upon than the Company. There can be no assurance that the Company's design will be successful, nor that the Company will find a ready market and sufficient financing for the helmet. The Company expects that, if the helmet design is successful, this medium will replace the larger and more expensive means of delivering the video and audio images to its customers. Management believes that, if successful, the helmet may represent a significant portion of its future revenue.

         One of the principal objectives of the pending Offering is to provide the funding necessary to produce the VR helmet and to allow the Company to market the product on a "revenue sharing" or partial financing basis. See "Use of Proceeds."The Company also believes that these sales opportunities will also provide opportunity for the Company to provide other profitable financing to its potential and actual customers. While Management believes that this approach will substantially improve its likelihood of successfully completing these sales, there can be assurance that the Company will be able to complete sales and/or revenue sharing agreements in number and a profitability adequate to cover the continuing costs of promoting the VR product. Management is presently evaluating the possibility of limiting its marketing efforts to standard units using the existing databases. Should Management determine that an adequate market exists for this marketing approach, significant further reductions will be possible in the level of R&D expenditures.

Cyberport

         In late June 1997, the Company was able to begin conducting operations in its subsidiary, Cyberport Niagara, Inc. and opened a "pay-one-price" TEC. Although the limited opening of Cyberport was not done early enough to have a noticeable impact on revenue for the season, Management believed that it was essential to open the facility in close to final form in order to attract the various tour operators to view the facility. While Management does not believe that the flow from the casual tourists in Niagara Falls will provide enough revenue to ensure the viability of Cyberport, Management believed that the exposure to the summer tourists and, more importantly, to the tour groups that conduct summer business in Niagara Falls, was critical to Management's plans to develop the group tour business for the 1998 and subsequent seasons. The Company promoted the facility in general and the Tellurian experience extensively since the 1997 opening. Numerous "free-of-charge" events were run in order to hasten the awareness of the facility to the tourism industry in the Niagara region.

Efforts concentrated on ensuring strong relationships with group tour operators and guaranteeing prime exhibit spots in the many tourist information booths in and around the Niagara area for the 1998 season. As a result, revenues for 1997 were minimal.

          Revenue during the six months ended June 30, 1998 did not reach the objectives in the Company's business plan. While tourism in Niagara seems to be off dramatically in 1998 compared to 1997, the limited turnout at the Cyberport facility during June 1998 and July 1998 is nonetheless extremely disappointing. While Management believes that the marketing programs and overall direction of Cyberport has been correct, unless Cyberport revenues improve dramatically in the third quarter, the Company may have no choice but to find an equity partner in Cyberport or seek some form of protection under the prevailing bankruptcy reorganization laws of Ontario.

     The Company believes that its ability to operate this facility successfully depends on elements both within and outside its control, including the success of its own products incorporated into this venture. Also, the Company faces competition from existing and new entrants into the tourism market in the Niagara Falls region. See "Business-Competition."

 NASDAQ Listing

         The Company has been notified by the NASDAQ Stock Market that it does not meet the net tangible assets/market capitalization/net income requirement and that the Company will require an exception to such requirement in order to maintain its NASDAQ listing. In this regard, the Company has filed documents with the NASDAQ Stock Market requesting an oral hearing pursuant to which it will be given the opportunity to demonstrate compliance with the net tangible asset test or reasons why an exception should be granted by the Hearings Committee. Such hearing was held on August 14, 1998. While the Company is hopeful that certain recent debt and minority interest conversions referenced above coupled with its pending preferred stock and warrant offering were adequate to satisfy the demands of NASDAQ, no assurances can be given that the Company will be successful in maintaining its NASDAQ listing and, if unsuccessful, the public offering described herein is unlikely to be completed. Further, the loss of the Company's NASDAQ listing would make it very difficult, if not impossible, for the Company to raise additional financing from private or public financing and would materially adversely effect the liquidity and price of the Company's securities and the financial condition of the Company.

Change of Directors and Management

         At a Board of Directors meeting on July 20, 1998, the Board received resignations from the Board of Directors and officer positions signed by Richard Swallow and Ronald Swallow. The Board agreed to accept these resignations effective immediately and directed Stuart French, President, to attempt to reach an amicable arrangement for a continuing relationship with Ronald Swallow in a consulting and licensing contract which would allow him to continue his research in a manner beneficial to the Company and which would make his services available to support existing installations of image generators.

         Also, the Company reached a verbal agreement with Michael Hurd, Vice President, under which Mr. Hurd would agree to accept the position of President and Chief Executive Officer of the Company effective with the completion of the public offering intended to raise $6.3 on behalf of the Company. If this agreement is implemented, Stuart French, current President and Chief Executive Officer, would voluntarily resign from these positions. Mr. French would continue to serve on the Board and would assume the full-time position of Vice President of Sales simultaneous with the implementation of the agreement with Mr. Hurd.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 vs. Three and Six Months Ended June 30, 1997

         Tellurian and its subsidiary had net sales for the three months ended June 30, 1998 of $120,074, a decrease of $98,257 or 45% over the comparable period of the prior year. For the three months ended June 30, 1998, the Company's gross profit (loss) was ($142,946), a decrease of $262,859 over the comparable period of the prior year. Such decrease in gross profit is primarily due to the costs related to the Cyberport Niagara facility during the period where it was open for business but significantly underloaded compared to its potential throughput. Also, during the second quarter of 1997 the Company recognized the last portion of the technology transfer sale to Voyager.

         Tellurian and its' subsidiary had net sales for the six months ended June 30, 1998 of $154,982, a decrease of $144,634 or 48.3% over the comparable period of the prior year. For the six months ended June 30, 1998, the Company's gross profit (loss) was ($225,968), a decrease in gross profit of $363,504 over the comparable period of the prior year. Such decrease in gross profit is primarily due to the costs related to the Cyberport Niagara facility which was either closed or dramatically underloaded for most of this period and due to the loss of margin generated by the last of the Voyager billings in 1997.

         Tellurian's research and development ("R&D") activities for the three months ended June 30, 1998 were $170,822, representing a decrease of $22,934, or 11.8%, over the comparable period for the prior year. The R&D activities related to Tellurian's concentrated effort to complete the virtual reality helmet and to develop software for use with that helmet and other versions of virtual reality products. The R&D staff and expenditures were dramatically reduced during the second quarter of 1998. Such reductions will become more noticeable in the third quarter results.

         Tellurian's R&D activities for the six months ended June 30, 1998 were $380,811, representing a decrease of $17,032, or 4.2%, over the comparable period for the prior year. The R&D activities related to Tellurian's concentrated effort to complete the virtual reality helmet and to develop software for use with that helmet and other versions of virtual reality products.

         Selling, general and administrative expenses for the three months ended June 30, 1998 were $267,900, a decrease of $66,374, or 19.8%, over the comparable period of the prior year. This decrease is principally due to the continuing reduction of costs implemented by management partially offset by increased consulting costs incurred for assistance in finding merger/acquisition candidates and for assistance in seeking interim financing arrangements. Discretionary spending for selling, general and administrative expenses staff and support services have reduced during the first and second quarters of 1998. Due to termination costs and other costs of unwinding agreements, the full impact of those charges will not affect the Company results until the fourth quarter of 1998.

         Selling, general and administrative expenses for the six months ended June 30, 1998 were $712,296, a decrease of $110,071, or 13.4%, over the comparable period of the prior year. The reason for this decrease is noted in the above paragraph.

         For the three months ended June 30, 1998 interest expense was $13,786, a decrease of 2,206, or 13.8%, over the comparable period of the prior year.

         For the six months ended June 30, 1998 interest expense was $31,048, an increase of 2,756, or 9.7%, over the comparable period of the prior year.

         Tellurian's net loss for the three months ended June 30, 1998 was $596,273 as compared to a loss of $423,289 for the comparable period of the prior year. The principal reasons for this increase are described above. In most cases, the increased costs relates to the Cyberport facility being open for most of the quarter in 1998 while costs were deferred to a large extent prior to its opening at the end of the second quarter in 1997.

         Tellurian's net loss for the six months ended June 30, 1998 was $1,363,604 as compared to a loss of $1,060,049 for the comparable period of the prior year. The principal reasons for this increase are described above. In most cases, the increased costs relates to the Cyberport facility being open for most of the quarter in 1998 while costs were deferred to a large extent prior to its opening at the end of the second quarter in 1997.

         While Management has made numerous reductions in costs and continues to seek out and eliminate any non-essential expenditures, the Company must take action to generate sales and gross profit in amounts adequate, when compiled with said cost reductions, to allow the Company to operate profitably.

Year Ended December 31, 1997 ("1997") vs. December 31, 1996 ("1996")

         Tellurian's net sales for 1997 were $521,045, a decrease of $298,335 or 36% over the comparable period of the prior year. Such decrease was primarily due to the completion of the Voyager consulting contract at the end of 1996. Also, the Company's concentration on developing the helmet display unit and on opening Cyberport may have negatively impacted sales of image generation equipment . For 1997, the Company's gross profit was $165,913 as compared to $535,373 for the comparable period of the prior year. Such decrease in gross profit is partially due to the loss of revenue from the completion of the Voyager contract and partially due to the costs related to the operation of the Cyberport Niagara facility.

         Tellurian's research and development activities for 1997 were $862,031, representing an increase of $173,928, or 25%, over the comparable period for the prior year. The increase in research and development activities related to Tellurian's concentrated effort to complete virtual reality helmet and to develop software for use with that helmet and other versions of virtual reality products.

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

         Tellurian's net loss for 1997 was $2,708,993 as compared to a loss of $962,410 for the comparable period of the prior year because of the aforesaid decreases in sales and increases in costs.

Liquidity and Capital Resources

         In December 1995 and January 1996, the Company raised approximately $675,000 from the sale of promissory notes and 3,000,000. In June 1996, the Company received proceeds of approximately $149,000 from the sale of its promissory notes, $25,000 of which automatically converted into 25,000 shares of the Company's Common Stock upon the completion of its public offering in November 1996.

         In November 1996, the Company sold in its initial public offering, 1,400,000 shares of its Common Stock at an offering price of $5.00 per share and 2,127,500 Common Stock Purchase Warrants exercisable at $6.00 per share through November 5, 2001 at an offering price of $.25 per share. The Company received net proceeds of approximately $6,200,000 from the offering.

         For the year ended December 31, 1997, net cash of $1,107,900 was used in operating activities. This cash usage, while principally attributable to the Company's net loss, was somewhat less than the actual loss due to the increase in accounts payable due to the Company's suppliers. For the year ended December 31, 1996, $1,851,540 was used in operating activities.

         For the year ended December 31, 1997, net cash of $864,568 was used in investing activities. Funds of approximately $2.06 million were provided from the sale of marketable securities and approximately $2.77 million was used in the purchase of property and equipment, almost entirely at the Cyberport facility. For the year ended December 31, 1996, $2,210,233 was used in investing activities. For the year ended December 31, 1997, $368,484 was provided from financing activities. The primary sources of this cash were the proceeds of certain loans completed during the year. For the year ended December 31, 1996, $5,783,829 was provided from financing activities. The primary source of these funds from the public offering completed in November of 1996.

         For the three months ended June 30, 1998 and 1997, respectively, net cash of $762,758 and $768,809, respectively was used in operating activities. The net loss from operations for the period ended June 30, 1998, $1,363,604, was partially offset by the Company's non-cash depreciation and amortization expense and a decrease in inventory as well as an increase in payroll due to officers and any employees.

         For the six months ended June 30, 1998 net cash of $71,216 was generated from investing activities while $509,854 was used in investing activities in 1997. Funds were generated from the sale of a marketable security while some expenditures were made to acquire capital equipment necessary for the continued safe operation of the Company.

         For the six months ended June 30, 1998 and June 30, 1997, $461,863 and $90,000 respectively was provided from financing activities. The primary sources of this cash were the proceeds of the warrant conversion completed by the Company and the completion of a new bridge loan arrangement. Details of the warrant conversion are as follows:

         In February 1998, the Company completed an exchange offering to its existing warrant holders pursuant to which warrant holders tendered 321,605 warrants and approximately $603,000 and received in return 321,605 Units which included 321,605 shares of the Company's Common Stock and 321,605 Warrants identical to those tendered pursuant to the exchange offering. The Company received net proceeds of $490,912 after offering costs of $112,099 from the exchange offering.

         At December 31, 1997, the Company had current liabilities and long term debt of approximately $3,266,000. In order to reduce such debt, the Company sought to convert all or a portion of such debt of the Company into equity. As of June 30, 1998, the Company succeeded in converting approximately $2,100,000 of such indebtedness as described below.

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

                  (b) The Company owed $1,295,527 U.S. (equivalent to $1,865,559 Canadian) to certain contractors in Canada for work done on improvements to its Cyberport facility. These contractors included Newman Bros. Limited, Phoenix Wood Products Corporation (formerly known as Trigin Management Corporation), Star Tile Centre Limited, Ecco Electric Limited, DBN Drywall & Acoustics Limited, Expoplex Incorporated (the "Cyberport Creditors"). On March 26, 1998, the Cyberport Creditors agreed to convert $601,083 U.S. (equivalent to $865,559 Canadian) into 865,559 Series B Special Shares plus an additional 47,075 Series B Special Shares for goods and services taxes owing at closing (also known as Preferred Stock of Cyberport Niagara). The Cyberport creditors also agreed to assign to Cyberport Niagara's landlord (also known as 1174757 Ontario Inc.) $694,444 U.S. (equivalent to $1,000,000 Canadian) of the Company's indebtedness. Contemporaneously, 1174757 Ontario Inc. entered into an agreement to convert the entire debt into 350,000 restricted shares of the Company's Common Stock. The Company also agreed to pay the landlord $36,111 U.S. ($52,000 Canadian) in rent arrears and $33,333 U.S. ($48,000 Canadian) in additional security deposit. In connection with such agreement, the Company granted the Landlord options to purchase 100,000 additional shares of the Company's Common Stock at an exercise price of $1.75 per share between April 1, 1998 and September 30, 1998. Tellurian also granted the landlord security interests in certain simulators located at the Company's Cyberport facility. The aforesaid agreements concluded various creditor lawsuits that were initiated against the Company and its subsidiary demanding payment of the aforementioned debt.

                  (c) The Company has entered into an agreement with the holders of the Cyberport Niagara Preferred Stock effective June 30, 1998, which resulted in conversion of that preferred stock into 325,278 shares of Tellurian Common Stock and $100,000 (US dollars) plus $21,500 legal fees payable on or before September 15, 1998. The completion of this transaction resulted in the elimination of the minority interest of $640,027 previously shown on the Company balance sheet.

                  (d) The Company has entered into an agreement with Mr. Charles Powers effective June 30, 1998. Pursuant to such agreement, Mr. Powers converted his demand note which, together with accrued interest, represented $713,754 into 345,000 shares of Tellurian Common Stock and a promissory note in the amount of $100,000 (payable on or before December 31, 1998) in return for the aforesaid note and accrued interest. Of the $713,754, $696,966 was owed and outstanding at December 31, 1997.

                  (e) The Company has entered into an agreement with Ronald Swallow and Richard Swallow, former officers and directors of the Company. Pursuant to such agreement, the Swallows agreed to convert a note, which they recently purchased from Celia Klimas, representing $163,750 of debt inclusive of interest, into 100,000 shares of Tellurian's Common Stock effective June 30, 1998. Of the $163,750, $154,750 was owed and outstanding at December 31, 1997

         During 1997 and 1998, the Company experienced delays in completing the virtual reality helmet and has suffered from its inability to attract a major investor to the Cyberport project as planned. These two events, coupled with limited revenues from sales of the Company's existing products and less than expected receipts from Cyberport, have caused a continued drain of the Company's limited capital . As a result, Management has been forced to devote significant efforts to raising capital in support of the plan of operations. While many potential investors have been approached about Cyberport, the lack of a demonstrable financial track record has made it difficult to complete the sale of any of the Company's Cyberport interest.

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

         The Company recently obtained a $250,000 short-term loan. This loan was made to the Company to assist it in operating while the planned public offering of preferred stock and warrants is being developed. This loan bears interest at the rate of 12% per annum. Negotiations are under way to attempt to increase the availability of funds from this agreement by up to an additional $200,000 in order to provide the capital necessary to allow the Company to operate while it proceeds with the Offering. No assurances can be given that the Company will be successful in obtaining this additional funding on terms and conditions acceptable to the Company. See "Certain Transactions."

         At June 30, 1998, Tellurian had a working capital deficit of $262,576. The Company is currently meeting its cash requirements from limited cash generated from operations and the above referenced short-term loan. In light of the Company's working capital deficit and continued negative operating cash flows, the Company is dependent upon immediate and substantial additional revenues from operations, the sale of up to a majority interest in its

Cyberport facility and private or public financing (including the proceeds of the Offering) to meet its obligations as a going concern.

         With respect to a possible sale of up to majority interest in Cyberport, the Company has held negotiations with various firms interested in acquiring the Company's Cyberport interest as well as the right to open other Cyberport licensed facilities. While one of these discussions appears hopeful, no assurances can be given that any of these negotiations will result in a change in the Company's ownership interest in Cyberport in the foreseeable future.

         The  independent  auditors of the Company have included an  explanatory note in its Report of Independent Certified Public Accountants dated March 10, 1998 (except for notes 18 and 19 which is March 31, 1998) that the consolidated financial statements of the Company for Tellurian's fiscal year ended December 31, 1997 have been prepared assuming that the Company will continue as a going concern. Further, the explanatory note states that certain matters raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon the Company raising additional financing from the proceeds of the Offering, receiving substantial revenues from operations and/or selling a majority interest in its Cyberport facility. No assurances can be given that the Company will be successful in its efforts to obtain the necessary cash to remain a going concern. In the event that cash generated from the Company's plan of operation as specified above are insufficient to meet its existing obligations and on-going expenses (including those of Cyberport Niagara), the Company may need to seek reorganization protection under applicable bankruptcy laws. Management believes that the proceeds of the Offering are sufficient for the Company to operate as a going concern on both a short-term and long-term basis.

         PLAN OF OPERATIONS

         The Company's plan of operation is as follows:

(1) Complete the Offering of Series 1 Preferred Stock which is essential to the Company's future since it will provide the liquidity and capital resources for the Company's operations for at least twelve months including, without limitation, the cash needed to complete the introduction of the Company's products to the marketplace.

(2) Redirect the Company's research efforts from the development of the multi-player, customized game with linked VR image generators to concentrating these research efforts on the development of new generic games with widespread appeal to the mass entertainment market.

(3) Concentrate on the marketing and distribution of the Company's single player units supported by the ability to enter into financing and/or revenue sharing arrangements.

(4) Support the Company's existing Tellurian customers through its consulting contract with Ronald Swallow. The Company has entered into an agreement with Mr. Swallow which provides for him at a fixed cost to Tellurian to service existing Tellurian customers while providing technical assistance to any new custom projects the Company may choose to pursue. Pursuant to this agreement, the Company granted Mr. Swallow a fifteen year non-exclusive license to market the Company's virtual reality products.

(5) Several of the merger candidates evaluated by the Company during the past few months were rejected but that the synergy of several of the candidates was very promising. Upon completion of the Offering, Management intends to reopen talks where appropriate if the acquisition of such a candidate could reduce the elapsed time required to gain a large market share in the arcade/entertainment marketplace. Management also expects to evaluate acquisition candidates that have the potential to bring immediate and substantial revenue to the Company if the product/services provided by those candidates were supported by Tellurian.

(6) An evaluation is to be made at the end of the tourist season (on or about October 15, 1998) with regard to the need and desirability of continuing to support the Cyberport facility in Niagara Falls. The Company will seek an equity partner to purchase up to a majority interest in Cyberport.

(7) Relocate the Company's existing office facility to a smaller less costly facility as part of an ongoing cost reduction effort.

Management believes that each step in this plan is of vital importance to the future of the Company.

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

Item 3.  Defaults Upon Senior Securities:                                 None

Item 4.  Submission of Matters to a Vote of Security
Holders:                                                                  None

Item 5.    Other Information:                                             None

Item 6.    Exhibits and Reports on Form 8-K

Exhibits  10.1 Agreement between Charles Powers and the Company
          10.2 Agreement by and among Ronald Swallow, Richard Swallow and the Company
          10.3 Agreement by and among Phoenix Wood Products Corporation, Newman Bros. Limited and the Company


Item 6(b). During the quarter ended June 30, 1998, no reports were filed or required to be filed.

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



                                                    TELLURIAN, INC.
                                                    ---------------------------
                                                   (Registrant)



Dated:  August 19, 1998
                                                    ---------------------------
                                                    /s/ Stuart French, President



                                                    ----------------------------
                                                    /s/ Michael Hurd, Chief
                                                        Financial and Accounting
                                                        Officer